Form 10-K
period 1994-12-31
ATKINSON GUY F CO OF CALIFORNIA
filed 1995-03-20
CIK 8137

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
    (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year ended December 31, 1994

                                      OR

    [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                         Commission File number 0-3062


                     GUY F. ATKINSON COMPANY OF CALIFORNIA
            (Exact name of registrant as specified in its charter)

    STATE OF DELAWARE                                    94-1649018
(State or other jurisdiction of         (IRS Employer Identification Number)
incorporation or organization)


              1001 Bayhill Drive, San Bruno, California     94080
             (Address of principal executive offices)    (Zip Code)

        Registrant's telephone number, including area code:  (415) 876-1000

        Securities Registered pursuant to Section 12(b) of the Act:
                                     None

        Securities registered pursuant to Section 12(g) of the Act:
                       CAPITAL STOCK, without par value
                               (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X     No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. Yes       No X

   As of January 31, 1995, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $66,299,854 based on closing sale prices on the NASDAQ National Market System. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

   The number of shares of capital stock, without par value, outstanding as of January 31, 1995 was 8,950,824.

   Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 19, 1995.

                                    PART I
                   Items 1 & 2.    Business and Properties.

         Guy F. Atkinson Company of California was incorporated in California in 1967, as the successor in interest to Guy F.
  Atkinson Company, a Nevada corporation organized in December
  1934.

         The Company operates worldwide providing full construction services to markets for infrastructure, power generation, industrial and commercial building, pulp and paper, mining, metallurgical processing and water and wastewater treatment. The Company also operates a small business involved in the manufacture of heavy duty industrial intercoms, and it is also developing a water and wastewater treatment business. The Company previously operated businesses in automobile parts manufacturing, distribution of industrial pipe, and oil and gas exploration and production. These operations were sold in the fourth quarter of 1994.

         The Company's executive offices are located at 1001
  Bayhill Drive, 2nd Floor, San Bruno, California 94066. The telephone number is 415/876-1000.

         Guy F. Atkinson Company of California (the parent corporation), establishes general policy direction, and provides planning and coordination, accounting and audit control, treasury functions, insurance services, legal services, management information systems, personnel administration, public relations, and other management services for its operating divisions and subsidiaries.

         The Company's construction operations and activities are best summarized through a discussion of its markets, construction operations, and some of the projects in which the Company participated in 1994.

  Markets:

         The Company competes for construction work in the public and private sectors in the U.S., Canada and internationally. In 1994, the Company's construction revenues were approximately 40 percent from the public sector and 60 percent from the private sector.

         Competition within the construction industry is based primarily on price, reputation for quality, experience, reliability, and the financial strength of the contractor. The markets served by the Company are competitive and require substantial resources, in particular, highly skilled and experienced technical personnel. Further, domestic construction activity depends to a significant degree on the general state of the U.S. economy and, more specifically, on the relevant market industry segments and their economic condition and future planning. As a result of economic changes within its markets, the Company's level of work will vary year to year. By diversifying its services to various markets and expanding the international markets, the Company is able to moderate the effects of fluctuations in its markets.

         The Company sells its capabilities on the basis of price using the bidding process, contract negotiation, or a combination of both. It also sells its capabilities through additional incremental services its markets may require, such as design and engineering or turnkey packages with design, construction, procurement, and advice on financial structure and sources.
  While these services may be offered by the Company, more typically they are offered through an alliance or in association with other firms.

         Projects are staffed by management supplied by the Company and by hourly craft personnel mostly obtained in a local labor market. Trained hourly employees are normally available in the vicinity of the Company's projects. However, substantial training must be undertaken in those places where experienced labor is not available.

         The Company frequently participates in joint ventures with other contractors to share risks and combine financial, technical, and other resources. When the Company undertakes work in a joint venture it may act as sponsor or lead contractor, in which case it manages the work. If not the sponsor, the Company's participation is normally limited to assistance in estimating and policy management and sharing on a pro-rata basis the financial risks and rewards of the work. In 1994, 24 percent of the Company's construction revenue was derived from work performed in joint ventures.

         The Company performs its construction work under prime contracts that take various forms. These contractual arrangements include fixed-unit or lump-sum price, cost-reimbursable, fixed or percentage fee, or maximum price contracts. Contracts are either competitively bid and awarded or individually negotiated. In performing as a general contractor, the Company undertakes the planning and scheduling of projects, marshals the required personnel, procures materials, awards and administers subcontracts, and directs and manages the construction project. In the case of a construction management contract, the Company monitors and coordinates the progress of the work and assists the owner where other prime contractors are employed to build the project. In a growing part of the industry, it acts as a turnkey contractor taking responsibility for engineering design, construction, and procurement of equipment ("EPC"), and provides other operating services from inception through delivery of a completed project.

  Construction Operations:

         Through four construction divisions and subsidiaries in the U.S. and Canada, Atkinson provides full service worldwide construction and related engineering services to heavy civil, industrial, commercial, energy, natural resources, utility, and
  government clients.   The Company generally competes for work
  that is complex in engineering and significant in the scope of services required. Its acquisition of work is facilitated by its excellent reputation, diversity of services, technical expertise, and worldwide geographic coverage.

         Atkinson Construction, headquartered in San Bruno,
  California, is one of the largest U.S. contractors of heavy civil projects, serving both public and private sectors, working not only in the U.S., but also internationally. The division performs general construction services for hydroelectric power development, bridges, highways, dams, water and wastewater treatment facilities, and tunnels and shafts for power, transportation, and water conveyance.

         The Company's primary domestic industrial construction division, Walsh Construction Company, with headquarters in Trumbull, Connecticut, is a major provider of design-construct services to both the power and building markets. Its power experience includes geothermal and cogeneration development, using fuels ranging from gas and coal to municipal solid waste and biomass. Its buildings are equally diverse, embracing commercial, industrial, institutional and R&D laboratory facilities.

         The Company services Canada's industrial construction market through its Commonwealth Construction Company division, which has its head office in Burnaby, British Columbia. Commonwealth serves a variety of industrial markets including pulp and paper, mining, metallurgical processing, water and waste treatment, and energy throughout the Americas and Southeast Asia. Commonwealth is also active in markets for power generation and process facilities for oil and gas, chemical and petrochemical, as well as, general industrial construction.

         Through Monterey Construction Company, operating from San Bruno, California, the Company provides merit-shop services to heavy civil and infrastructure construction markets.

         The following is a discussion of the types of construction in which the Company is involved and a partial listing of 1994 construction projects to illustrate the breadth of its capabilities and services.

  Heavy Civil

         Heavy civil work provides a significant portion of the Company's revenues. Projects requiring a high degree of organization and complex engineering are well-matched to the
  Company's long standing expertise.   The Company's heavy civil
  work includes the building of dams, hydroelectric developments, bridges, locks, tunnels, shafts, highways, and other large infrastructure-related projects.

         The Company believes that work within the public sector for infrastructure development and rehabilitation, major transportation projects, power development, water and wastewater treatment, locks and dams, and underground construction will continue to be important markets for it in the 1990s. The Company performs this type of work throughout the U.S., Canada, and internationally.

         The Company continued its work in 1994 as a participant of a joint venture in Venezuela on the Macagua II hydroelectric facility, a major power development for the Venezuelan government.

         In 1994, the Company was at work on or completed a number of intrastructure projects located in various geographic locations. Exemplifying its work in this market, the Company worked on or completed projects in the State of Washington for a bridge replacement, a highway widening project, a highway project entailing a road realignment and replacement of bridges.

           In California, the Company performed a retrofit of an earthquake damaged freeway in San Francisco and repaired an earthquake damaged bridge in Los Angeles. In Nevada, the Company was part of a joint venture that finished construction on a runway extension at McCarran International Airport, and in Arizona, has been working on the rehabilitation at a large dam structure.

         The Company has broad experience in underground construction, making it a prime competitor for work related to power generation, transportation, water supply, and mining. In 1994, the Company was active on several joint venture projects in Boston, Massachusetts, two of which involved underground or tunneling construction. One project entails construction of two cut-and-cover tunnels over a depressed roadway and the second involves construction of an effluent outfall tunnel. The Company is also part of a joint venture handling excess excavated and dredged soil and sediment materials from other projects in the Boston area with placement on a island for future development of a park.

         In 1994, the Company worked on or completed the following other underground projects. As the sponsor of a joint venture, the Company constructed a new vehicular tunnel at the airport in Las Vegas, Nevada, and in Pennsylvania the Company has been working on a contract to enlarge existing railroad tunnels for Conrail.

  Industrial

         Typically, the Company competes for work ranging from modernization to new construction of industrial facilities, power generating stations, installation of mineral processing facilities, commercial and institutional building construction, academic centers, research facilities, and chemical and manufacturing plants. Its industrial construction companies provide feasibility studies, design/build services, value-engineering, construction management information systems, general construction services, construction management, start-up and operation services as the markets may require.

         The Company's industrial construction segment serves a broad range of markets and clients. This segment is very competitive, serviced by numerous well-established and highly competent contractors. These industrial markets are also driven by their own set of strategic and economic market factors. Some of these factors can translate into diminished capital spending for construction programs and/or delays in planned projects. For example, recent construction activity within the resources development industries has emphasized modernization and upgrading of facilities and compliance with environmental standards. In response, the Company promotes its record of reliable performance, quality, and its capabilities in scheduling and cost control as integral services.

         In 1994, the Company was active in the building market as work continued on the interior renovation of buildings at the City College of New York on behalf of the Dormitory Authority of New York. In Oakland, California, construction was completed on two projects; a new Federal building for the General Services Administration and an addition to Children's Hospital. In La Jolla, California, construction began on a 20-story, 238-unit residential retirement community.

         In recent years, the Company has contracted for a significant amount of work for cogeneration and other types of
  industrial power generating facilities.   Exemplifying this, are
  a 40-megawatt cogeneration powerplant in New York for which the Company provided engineering, procurement, and construction services and a 41-megawatt waste-to-energy facility in New Jersey that was completed in 1994. During the year, construction continued on a design/build 49.5-megawatt cogeneration plant in Montana. The Company is presently performing feasibility studies for a proposed cogeneration facility in California.
  Construction has started on a new central utilities plant on the San Francisco medical campus of the University of California.

         Due to the types of construction the Company undertakes, its work is, to some extent, seasonal. Typically, less can be accomplished in winter than in other seasons. Accordingly, the Company plans construction to mitigate, where possible, the effects of weather.

         Revenues from contracts with the U.S. government, principally for construction services, provided revenues of $21.2 million in 1994, equal to 5 percent of the Company's consolidated revenues. Those contracts are terminable at the election of the U.S. government.

         In certain instances, the Company has guaranteed facility completion by a scheduled acceptance date and/or achievement of certain acceptance and performance testing levels. Failure to meet any such schedule or performance requirements could result in significant additional costs, thus eroding expected project profit margins.


         The Company also owns substantial quantities of construction equipment located at the sites of its projects or at owned or leased storage yards. Raw materials required for the Company's construction projects are normally available in the open market for purchase or lease and may be obtained from local sources.

  Working Capital:

         The Company often obtains working capital for its construction projects by pricing mechanisms that provide capital early in the project for mobilization and start-up costs. However, contract terms may also necessitate, in some cases, an infusion of working capital from the Company from time to time during the course of construction. In addition, working capital may be provided from internal Company sources or outside borrowing to finance the cost of work for which pricing negotiations are incomplete or responsibility is disputed by the
  owner.   It is also customary in the construction industry for
  owners to withhold sums as retention until the work is completed. This retention can range from 5 percent to 15 percent of the contract price.

  Backlog:

         The approximate value of the Company's firm backlog of contracts as of December 31, 1994 and December 31, 1993 was $310 million and $686 million, respectively. The reduction in backlog from 1993 to 1994 of $376 million reflects approximately $293 million attributable to the removal from backlog of an awarded but long-delayed industrial construction contract due to the uncertainty surrounding the project. The Company has obtained new construction awards totaling $176 million in the first two months of 1995.


         The dollar value of the backlog is not necessarily indicative of the future earnings of the Company related to the performance of such work. Although backlog represents only business that is considered to be firm, there can be no assurance that cancellations or adjustments in the scope of work will not occur.

  Other Operations:

         The Company's construction-related operations include Atkinson Dynamics Company, based in South San Francisco, California, which designs, manufactures, and repairs heavy-duty, extreme-service industrial intercoms. These intercoms are used primarily by general industrial and manufacturing companies, and government and public safety agencies.

         The Company is also developing a water and wastewater treatment business, International Water Solutions Corp., based in Burnaby, British Columbia, which uses patented technologies to offer environmental solutions to both industrial and municipal sanitation markets.

  Geographic Area Information:

         The Financial Statement (Item 8 of this Report) note entitled "Geographic Area Information," found at page 22 thereof, sets forth for the fiscal years 1992 through 1994 the Company's revenue, profits, and assets with respect to the geographic areas in which the Company operates.

         Approximately 8 percent of the Company's revenues during the fiscal year were attributable to its Canada operations. The Company believes the construction risks of these operations are similar to those presented by domestic projects. The Company recognizes that foreign work may present financial and political risks which must be specially considered. The Company attempts, through its analysis and pricing arrangements, to mitigate these risks and achieve a satisfactory profit.

  Employees

         The number of employees of the Company during the fiscal year varied substantially from time to time, depending on work volume, the status of completion of construction and manufacturing contracts, weather, and season. The average number of such employees was 1,620, including employees of joint ventures sponsored by the Company. The number of salaried employees averaged 574 during the same period.

  Executive Officers of the Registrant.
         J. J. Agresti (57) has been Chief Executive Officer and President since April, 1994. He was President and Chief Operating Officer of the Company from April, 1991 to April, 1994. He was Executive Vice President of the Company from April, 1990 to April, 1991 and Group Vice President of the Company from February, 1985 to April, 1990.

         William J. Carlson (51) has been Senior Vice President of the Company since April, 1991. From February, 1991 to the present he has also served as President and General Manager of Guy F. Atkinson Construction Company. From August, 1986 to February, 1991 he was Vice President, Executive Vice President, General Manager or President of the Company's Walsh Construction Company division.

         Herbert D. Montgomery (52) is Senior Vice President Finance, Chief Financial Officer and Treasurer. He joined the Company in June, 1994. He was Vice President Finance, Treasurer and Chief Financial Officer from August, 1989 to June, 1994 of Harding Associates, Inc., an environmental consulting engineering company.

         Item 3.  Legal Proceedings.
         On March 7, 1995, a complaint was filed in the Supreme Court of New York by Valeo and Valeo Engine Cooling against the Company and its investment banker, Dillon, Read & Co. Inc. in connection with the Company's sale of its manufacturing subsidiary, Lake Center Industries, Inc. The Plaintiffs, the unsuccessful bidder for Lake Center Industries, allege breach of contract and other wrongdoing. They seek actual damages of $290 in connection with preparing their bid, $7,000 on a theory of unjust enrichment and $10,000 in punitive damages.

    Item 4.       Submission of Matters to a Vote of Security
                    Holders
    No matters were submitted to a vote of the security holders during the fourth quarter of 1994.

                            PART II
    Item 5.       Market for Registrant's Common Equity and
         Related Stockholder Matters.
    (a) The Company's common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System under the symbol "ATKN." The following table sets forth the high and low NASDAQ sales prices for such common stock in each quarterly period during the two most recent fiscal years.

  1994   1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
  Low    $ 8.00          $ 8.13        $ 9.50         $ 9.25
  High     9.50           11.00         11.00          11.00

  1993
  Low    $ 8.50          $ 8.75        $ 8.25         $ 8.25
  High    10.00            9.88         10.00           9.75

    (b) The number of holders of record of the Company's common stock as of January 31, 1995 was 1,379.

    (c)  dividends declared in 1994 and 1993 are as
  follows:
                          1994               1993
  Dividends per share by quarter:
         First           $0.00              $0.00
         Second           0.00               0.00
         Third            0.00               0.00
         Fourth           0.00               0.00
         Total Dividends $0.00              $0.00

Item 6
                             Selected Financial Data.
                     (in thousands except per share amounts)
                                             1994      1993      1992      1991      1990
Revenue                                    $422,969  $345,036  $320,963  $519,290  $717,494

Loss from continuing operations, before
 extraordinary item, and cumulative effect
 of changes in accounting                   (52,023)   (8,660)     (779)   (2,633)  (29,273)

Income from discontinued operations           3,238     5,065     2,256     3,869     7,500

Gain on disposal of discontinued operations  36,866

Income (loss) before extraordinary item
 and cumulative effect of changes in
 accounting                                 (11,919)   (3,595)    1,477     1,236   (21,773)

Extraordinary item: Utilization of tax
 loss carryforward                                                  213

Cumulative effect of changes in accounting:
   Postretirement healthcare costs                     (7,096)
   Income taxes                                        12,070
   Postemployment benefit costs                (739)
   Other                                                                                312

Net income (loss)                          $(12,658) $  1,379  $  1,690  $  1,236  $(21,461)


Loss per share of common stock from
 continuing operations, before extraordinary
 item and cumulative effect of changes
 in accounting                               $(5.86)   $(0.99)   $(0.09)   $(0.30)   $(3.33)

Income per share from discontinued operation $ 0.36    $ 0.58    $ 0.26    $ 0.44    $ 0.85

Gain per share from disposition of discontinued
 operations                                  $ 4.16
Income (loss) per share of common stock
 before extraordinary item and cumulative
 effect of changes in accounting             $(1.34)   $(0.41)    $0.17     $0.14    $(2.48)

Extraordinary item per share of common stock                      $0.02

Cumulative effect per share of common stock
 of changes in accounting                    $(0.08)    $0.57                         $0.03

Net income (loss) per share of common stock  $(1.42)    $0.16     $0.19     $0.14    $(2.45)


Total Assets                               $199,714  $271,879  $260,206  $272,816  $303,338


Long-term obligation, less current portion $  2,199  $ 18,273  $ 18,227  $  3,417  $  4,452


Notes payable, including current portion
 of long-term obligations                  $    662  $ 36,568  $ 41,389  $ 39,475  $ 32,934


Dividends per share                                                                   $0.48


Average number of shares and common stock
 equivalents utilized in net income per share
 calculations                                 8,877     8,788     8,777     8,777     8,777

    Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

  Overview of the Business

         Guy F. Atkinson Company of California provides a full range of engineering, procurement, construction and related services to worldwide clients in the power, industrial and commercial building, pulp and paper, mining and infrastructure markets. The Company operates through three construction divisions, Guy F. Atkinson Construction Company, located in San Bruno, California; Walsh Construction Company, located in Trumbull, Connecticut; and Commonwealth Construction Company, located in Vancouver, Canada.

         The Company's traditional markets have been the United States and Canada, with approximately 50% of its revenues derived from public sector construction and the balance from the private sector. The Company sells its construction services on the basis of price through competitive bidding, negotiated contracts, or a combination of both. Construction work may be performed under contract for a fixed price, price per unit of work performed, cost-reimbursable plus fee, or other form of contract, with most contracts being of the fixed price nature. The Company may perform construction work alone, or in conjunction with full service design, engineering, procurement and other services which may include taking a project from inception through start-up.

         In performing construction services on a fixed price basis, the Company takes certain performance and financial risks, namely that it can maintain project costs within budget for the work to be performed, and that payment will be forthcoming for work performed, including appropriate compensation for work performed outside the defined scope of the original contract. In exchange for assuming this risk, the Company earns a gross margin, from which overhead and general corporate expenses are met. From time to time, contract disputes occur, generally arising from work performed resulting from conditions or circumstances not envisioned in the original contract. Such disputes may be negotiated to the satisfaction of both parties, or, on occasion, may lead to litigation or mediation, which can give rise to unforeseen losses and additional expense to the Company.

         Prior to 1994, the Company operated certain nonconstruction businesses, engaged in automotive parts manufacturing, pipe distribution, and oil and gas exploration and production. In 1994, these businesses generated 29% of combined revenues from both continuing and discontinued operations and operated profitably. In the second quarter of 1994, the Company made the strategic decision to divest itself of these businesses and seek potential buyers. This decision was based on a comprehensive study of the Company's strategic alternatives, carried out with the assistance of an investment banking firm. This study concluded that the Company lacked the necessary capital to grow the nonconstruction businesses to the size at which they would be able to improve their competitive position in their markets. At the same time, the existence of favorable economic conditions in the automotive industry, together with a supplier trend toward consolidation, presented the opportunity to maximize the value received by the Company for its automotive parts subsidiary by targeting potential strategic acquirers that were seeking to expand market share or broaden their product range. Accordingly, the Company obtained competitive bids for its principal nonconstruction businesses, and completed the planned dispositions during the third and fourth quarters of 1994.

         As a consequence of these dispositions, the Company's profitability is more dependent than in prior years on its core construction business, without the cushioning effect of profits from other diverse businesses. However, the Company now has a strong balance sheet, minimal short-term debt and sufficient cash and liquid resources to enable it to more aggressively pursue profitable construction and related opportunities. The "post-disposition" Atkinson is rededicated to pursuing opportunities which allow the Company to put its worldwide "EPC" skills, expertise and reputation to work in obtaining more profitable construction projects. The Company is also pursuing opportunities that are ancillary to its construction business. To this goal, the Company is developing a geothermal resource, and has acquired the rights to patented water treatment and water purification technologies, with which the Company plans to offer environmental solutions to both industrial and municipal sanitation markets.

  Reclassification of Statement of Operations

         As a result of the Company's sale of substantially all of its nonconstruction businesses (as explained in the note to the Financial Statements entitled "Discontinued Operations and Restructuring") certain income statement amounts for 1994, 1993 and 1992 have been reclassified as discontinued operations. Revenues and expenses reflect only those amounts attributable to the ongoing construction and other businesses of the Company, while the net operating results of the disposed businesses, and the related gain on disposition, have been shown separately.

  Results of Operations (all dollar amounts in thousands unless otherwise stated)

         Revenue: The Company's revenues from continuing construction operations in 1994 were $417,563, an increase of 29% over 1993 and 34% over 1992. All of the Company's construction divisions generated increased revenues in 1994, with the most significant improvement being in the industrial market sector.

         Backlog of construction contracts at December 31, 1994 amounted to $310,000, compared with $686,000 at December 31, 1993 and $739,000 at December 31, 1992. The reduction in backlog from 1993 to 1994 of $376,000, reflects approximately $293,000 attributable to the removal from backlog of an awarded but long-delayed industrial construction contract due to the uncertainty surrounding the project. Although year-end 1994 backlog is lower than a year earlier, the Company has obtained new construction awards totalling $176,000 in the first two months of 1995.

         Revenues from the Company's discontinued construction business unit declined to $3,080 in 1994 from $19,873 in 1993 and $6,422 in 1992. Substantially all of these revenues in each of the three years are attributable to the resolution of construction disputes of earlier years. Revenues from other activities have remained flat at $2,326.

         Gross Margin: The Company's gross margin from continuing construction operations declined to a negative
  $6,891 in 1994 from $23,510 in 1993 and $26,153 in 1992.  The reduction in gross margin of $30,401, comparing 1994 to 1993, is attributable to the following events:

  (i)    adjustments to the estimated recoverable
           amounts of assets associated with construction
           disputes - $14,952
  (ii)   adjustments to the costs of contracts in
           progress to reflect unexpected cost overruns -
           $11,021
  (iii) adjustments to the carrying value of construction equipment and inventories to reflect net realizable value - $2,193
  (iv)   provision for write-down of an investment - $1,605

         These adjustments arose principally from the Company's restructuring program which was put into place in the fourth quarter of 1994. This program encompassed a review of the Company's policies with regard to the administration of construction disputes as well as the recoverable amount of the assets associated with such disputes. The Company also reviewed the recoverability of other assets, the carrying value of which is subject to management estimates of the probability of occurrence of certain events. Although construction revenues and profits are necessarily based on certain estimates, which are periodically subject to revision, the Company believes that these adjustments are adequate to provide for losses which can be reasonably foreseen at this time.

         Gross margin from the Company's discontinued construction business unit amounted to a negative $4,453 in 1994, compared to a negative $5,795 in 1993 and a positive $2,949 in 1992. Substantially all of the gross margin from this business unit is attributable to the resolution of construction disputes of earlier years. The Company has provided reserves for the estimated costs of resolution of the remaining outstanding disputes and final closure of this operation.

         Gross margin from other operations was a negative
  $2,736 in 1994, compared to a positive $1,014 in 1993 and a positive $1,200 in 1992. The reduction in gross margin of $3,750, comparing 1994 to 1993, is attributable to the impairment in value of the assets of an inactive subsidiary, together with provision for settlement of certain third party claims against that subsidiary, amounting to $3,197, as well as start-up losses of the Company's water and effluent treatment business, which amounted to $993.


         Restructuring Charges: As outlined in the note to the Financial Statements entitled "Discontinued Operations and Restructuring," the Company took a non-recurring restructuring charge in 1994 of $4,169. This charge is to cover severance costs related to reductions in staffing levels, consolidation of offices and facilities, and disposition of non-productive assets.

         General and Administrative Expenses: General and administrative expenses amounted to $39,080 in 1994, an increase of 29% over 1993 and 18% over 1992. In dollar terms, the 1994 expense increased by $8,778. Of this increase, $6,683 was attributable to increased costs of the Company's insurance programs (principally workers' compensation and general liability), which included approximately $4,500 of adjustments to loss reserve balances reflecting actuarial review of the Company's potential exposure to existing and future claims.
  A further increase in general and administrative expense of $1,322 was attributable to an unusually high level of claims activity under the Company's healthcare programs.

         Interest Income: Interest income, principally from short-term investments, amounted to $563 in 1994, compared to $808 in 1993 and $2,221 in 1992. The 1992 amount included
  $1,355 attributable to an income tax refund.

         Miscellaneous, net: Miscellaneous income, net, of $887 in 1994 consists primarily of foreign exchange gains. The corresponding amount in 1993 of $6,942 was principally derived from a gain on disposition of the Company's headquarters property of $7,243, while the 1992 amount of $2,913 was mainly attributable to a gain on the termination of a lease amounting to $1,464, royalty income of $522, and foreign exchange gains of $993.

         Interest Expense: Interest expense amounted to $4,902 in 1994, an increase of 41% over 1993 and 58% over 1992. The increase in 1994 over 1993, amounting to $1,421, was due to the accrual of interest of $1,715 relating to a disputed income tax assessment.

         Income Taxes: Income taxes on continuing operations resulted in a credit of $8,758 in 1994, compared with an expense of $1,356 in 1993, and $108 in 1992. The credit in 1994 is due to the allocation of federal income tax expense to the gain on disposition of discontinued operations in an amount greater than the actual federal income tax liability, with an offsetting credit being attributable to continuing operations. The income tax expense in 1993 and 1992 is due to domestic losses for which no tax benefit was recognized, coupled with Canadian income taxes at higher rates than the U.S. statutory rate, state income taxes, and foreign taxes for which tax credits were not available. A reconciliation between the Company's effective income tax rate and the statutory federal income tax rate is provided in the note to the Financial Statements entitled "Income Taxes."

         Discontinued Operations: Discontinued operations provided net income of $3,238, $5,065 and $2,256 in the years 1994, 1993 and 1992, respectively. Net results for 1992 were adversely impacted by a net loss of $1,526 in the Company's pipe distribution business, which showed modest profitability in 1993 and 1994, and by below normal profitability in the Company's automotive manufacturing subsidiary. In 1994, the Company's oil and gas operations produced a net loss of $210, compared to a net profit of $1,024 in the previous year. Due to the sale of discontinued operations during 1994, the results of those operations are included for less than a full year in 1994.

         Gain on Disposal of Discontinued Operations: As explained more fully in the note to the Financial Statements entitled "Discontinued Operations and Restructuring," the disposal of the Company's principal nonconstruction operations resulted in a net after tax gain in 1994 of $36,866.

         Net Income (Loss): In 1994, the Company reported a loss before extraordinary item and the cumulative effect of changes in accounting of $11,919, compared with a loss of $3,595 in 1993, and income of $1,477 in 1992. In 1992, the utilization of a tax loss carryforward resulted in a gain of $213.

         As explained more fully in the note to the financial statements entitled "Summary of Significant Accounting Policies
  - Changes in Accounting Principles," the Company adopted Statement of Financial Accounting Standards No. 106 and 109 on January 1, 1993 and No. 112 on January 1, 1994 resulting in a net accounting gain of $4,974 in 1993 and an accounting charge of $739 in 1994. After giving effect to accounting changes, the Company recorded a net loss of $12,658 ($1.42 per share of common stock) in 1994, compared to net income of $1,379 ($0.16 per share) in 1993, and net income of $1,690 ($0.19 per share) in 1992.

         In 1994, the Company recorded a reduction in the accumulated translation adjustment of stockholders' equity in the amount of $1,808 as a result of unfavorable changes in the exchange rate of the Canadian dollar following a similar reduction of $1,207 in 1993 and $3,031 in 1992. In addition, the Company recorded a charge to stockholders' equity in 1993 with respect to unearned compensation in the amount of $759 for the issuance of restricted shares of common stock which would be earned based on certain performance objectives. As a result of those objectives not being met, this charge was reduced, in 1994, by $152 to reflect the forfeiture of a portion of these restricted shares, and increased by $129 to reflect the increase in value of those restricted shares which remain outstanding. The adjustments to equity for restricted stock are offset by corresponding adjustments to paid-in capital.

         Also, in 1993, the Company recorded a charge to stockholders' equity of $805 pertaining to a minimum pension liability resulting from lowering the assumed discount rate used to measure pension liabilities. In 1994, an increase in the assumed discount rate resulted in the reversal of this charge. An explanation of the accounting for pension assets and liabilities is contained in the note to the Financial Statements entitled "Employees' Pension and Retirement Plans."


  Liquidity and Capital Resources

  As reported in the Consolidated Statements of Cash Flows, operating activities of continuing operations provided cash of $14,201 in 1994, compared with a utilization of cash of $20,844 in 1993 and $27,870 in 1992. The improvement in operating cash flow in 1994 was due to the collection of $15,754 from contract disputes, as well as the reduction of investment in accounts receivable, inventories and unamortized costs, and joint ventures.

         The operating activities of discontinued operations utilized cash of $3,448 in 1994, compared with positive cash flow amounting to $10,324 and $15,003 in 1993 and 1992 respectively. Operating cash flow for discontinued operations deteriorated in 1994 due to increases in working capital needs in the Company's manufacturing subsidiary and pipe distribution unit as both of these businesses geared up for increased sales volume. In addition, oil and gas activities generated significantly lower cash flow in 1994 as a result of reduced revenues from production and the discontinuation of cash flows due to the sale of producing properties in August 1994. Manufacturing and pipe distribution operations were also sold in November and December 1994.

         Investing activities generated cash of $96,882 in 1994, compared with $9,137 in 1993 and a net use of cash of $4,242 in 1992. In 1994, the sale of nonconstruction businesses generated cash, net of expenses, amounting to $100,903, while, in 1993, the sale of the Company's headquarters building generated cash of $12,000.

         Financing activities utilized cash of $35,039 in 1994 and $4,775 in 1993, while providing cash of $16,724 in 1992. During 1992, the Company obtained an unsecured term loan of $15,000, while in 1993 the Company used available funds to pay down short-term borrowings. In 1994, all remaining short-term borrowings were retired out of the proceeds of the sale of nonconstruction operations.

         The Company currently has no material commitments for capital expenditures. However it anticipates purchasing equipment in the normal course of its business and meeting liquidity requirements from internally generated funds or through available lines of credit. Cash requirements for construction operations are dependent upon construction contract payment provisions, the volume of work scheduled for performance, and the timing and success of dispute resolutions.

         On February 28, 1995, the Company declared a dividend of $2.00 per share of common stock, payable on March 31, 1995 for shareholders of record on March 15, 1995. This dividend will result in a reduction in cash and short-term investments of approximately $17,846, with a corresponding reduction in stockholders' equity. The Company has available cash and short-term investments sufficient to fund the dividend payment.

         As of December 31, 1994, the Company's available short-term lines of credit amounted to approximately $33,565. The availability of these lines of credit is reduced by any letters of credit which may be outstanding under the lines. At
  December 31, 1994 the Company had no borrowings outstanding, and $7,961 of standby letters of credit outstanding. These lines of credit, together with related covenants, are generally renegotiated annually. The Company's principal line of credit expires on October 1, 1995. The terms of renewal are dependent upon operating results, future circumstances and events, and conditions in the credit market at the time of renewal.

         The Company reasonably believes that its cash and invested balances, together with lines of credit, funds generated from operations including claim settlements, and from investing and financing activities, will be adequate for foreseeable future requirements.


         Item 8.  Financial Statements and Supplementary Data.

         Reference is made to the Consolidated Balance Sheet, Consolidated Statement of Stockholders' Equity, Consolidated Statements of Income, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements, Financial Statement Schedule and Report of Certified Public Accountants bound separately and attached to this Form 10-K.

         Item 9.  Disagreements on Accounting and Financial
                  Disclosure.
         None.

                             PART III

         Item 10. Directors and Executive Officers of the
                  Registrant.

         Information with respect to directors and certain executive officers of the Company is incorporated by reference from the information under the caption "Information with Respect to Nominees" in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 19, 1995 ("Annual Meeting"). Information regarding other executive officers of the Registrant is contained in Item 1 of this 10-K.

         Item 11. Executive Compensation.

         Incorporated by reference from the information under the caption "Compensation of Directors and Executive Officers" in the Company's definitive proxy statement for the Annual
  Meeting of Shareholders to be held on April 19, 1995.

         Item 12. Security Ownership of Certain Beneficial
                    Owners and Management.

         Incorporated by reference from the information to be included under the captions "Certain Beneficial Ownership of Securities" and "Stock Ownership of Executive Officers and Directors" in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 19, 1995.

         Item 13. Certain Relationships and Related
                    Transactions.

         Incorporated by reference from the information under the caption "Certain Transactions" in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 19, 1995.
                            PART IV

         Item 14. Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K.

                                               Reference Page
                                               Bound Attachment

(a) 1.   Consolidated Financial Statements.
         Report of Independent Accountants. . . . . . . .   2
         Consolidated balance sheets at Decem-
           ber 31, 1994 and December 31, 1993 . . . . . .   3
         Consolidated statement of stockholders'
           equity for each of the three years in
           the period ended December 31, 1994 . . . . . .   4
         Consolidated statements of operations for
           each of the three years in the period
           ended December 31, 1994. . . . . . . . . . . .   5-6
         Consolidated statements of cash flows
           for each of the three years in the
           period ended December 31, 1994 . . . . . . . .   7
         Notes to financial statements. . . . . . . . . .   8-25

    2.   Financial Statement Schedule.

         IX Short-term Borrowings . . . . . . . . . . . .   26

    3.   Exhibits.
  Exhibit
  Number Description

    2    Agreement of Merger and Plan of Reorganization dated
           as of April 22, 1994 between the Company and Guy F.
           Atkinson Company of California, a California corporation, for the purpose of merging to reincorporate the California company in the state of Delaware.

    3.1 Certificate of Incorporation of the Company, filed as an exhibit to the Form 10-Q of the Company for the period ended March 31, 1994 (File No. O-3062) and incorporated herein by reference.

    3.2  Bylaws of the Company, filed as an exhibit to the Form
           10-Q of the Company for the period ended March 31, 1994 (File No. O-3062) and incorporated herein by reference.

    4    Stockholder Rights Agreement, dated as of May 9, 1994,
           between the Company and The Bank of New York, as Rights Agent ("Shareholder Rights Agreement"), filed as an exhibit to the Form 8-A of the Company filed on May 10, 1994 (File No. O-3062) and incorporated herein by reference.

    10.1 Loan Agreement and Guaranty Agreement, dated December 23, 1991, relating to a loan from the Guy F. Atkinson Company Federal Credit Union and guaranteed by Guy F. Atkinson Company, a Nevada corporation, to William J. Carlson, filed as Exhibit 10.1 to the Company's 1991 Form 10-K and incorporated herein by reference.

    10.2 Atkinson Corporate Management Incentive Compensation
           Plan.  Filed as Exhibit 10.4 to the Company's 1988
           Form 10-K and incorporated herein by reference.

    10.3 Guy F. Atkinson Company of California 1990 Executive
           Stock Plan filed as Exhibit 10.3 to the Company's 1990
           Form 10-K and incorporated herein by reference.

    10.4 Guy F. Atkinson Company of California Common Stock
           Purchase Warrant dated May 28, 1993 beween the Company and Morgan Guaranty Trust Company filed as Exhibit
           10.4 to the Company's 1993 Form 10-K report and incorporated herein by reference.

    10.5 Employment Agreement dated as of April 21, 1994, between the Company and Jack J. Agresti.

    10.6 Continued Employment and Voluntary Retirement
           Agreement dated April 21, 1994 between the Company and
           Thomas J. Henderson.

    10.7 Resignation Agreement and General Release dated as of
           May 11, 1994, between the Company and Christine V.
           Braunlich.

    21   Subsidiaries of the Company

    24   Powers of Attorney of certain Directors


  (b)    Reports on Form 8-K.
    On December 15, 1994, the Company filed a Report on
  Form 8-K on the disposition of the assets of its Canadian pipe distribution unit, Comco Pipe & Supply Company and the sale of the outstanding shares of its manufacturing unit, Lake Center Industries, Inc. Consolidated unaudited pro forma financial statements of the Company as at September 30, 1994 and for the quarter and nine months periods then ended, together with the year ended December 31, 1993, were filed with the Form 8-K.

                           SIGNATURES
  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         GUY F. ATKINSON COMPANY OF CALIFORNIA


         By: /S/ J. J. Agresti
             J. J. /Agresti
             President and Chief Executive Officer


  Date:  March 20, 1995.


    Pursuant to the requirements of the Securities Exchange
  Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  /S/ J. J. Agresti     President and Chief     March 20, 1995
  J. J. Agresti         Executive Officer


  /S/ H. D. Montgomery  Senior Vice President   March 20, 1995
  H. D. Montgomery      Chief Financial
                        Officer and Treasurer
                        (Principal Financial
                        Officer)


  /S/ J. Harrison       Controller              March 20, 1995
  J. Harrison           (Principal Accounting
                        Officer)


  /S/ D. E. Atkinson    Director                March 20, 1995
  D. E. Atkinson

/S/ R. N. Atkinson*    Director                March 16, 1995
  R. N. Atkinson



  /S/ W. E. Burch*      Director                March 20, 1995
  W. E. Burch



  /S/ J. P. Frazier*    Director                March 20, 1995
  J. P. Frazier



  /S/ D. R. Kayser*     Director                March 20, 1995
  D. R. Kayser



  /S/ R. J. Turner*     Director                March 20, 1995
  R. J. Turner



  /S/ J. F. Whitsett*   Director                March 20, 1995
  J. F. Whitsett







  *By:/S/ Therese Ambrusko
     Therese Ambrusko,
     Attorney-In-Fact

           CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



  We consent to the incorporation by reference in the registration statement of Guy F. Atkinson Company of California on Post-Effective Amendment No. 2 to Form S-8 (File No. 33-6296) and Form S-8 (File No. 33-34891) of our report dated
  February 16, 1994, on our audits of the consolidated financial statements and financial statement schedule of Guy F. Atkinson Company of California as of December 31, 1993 and 1992, and for the years ended Decembe 31, 1993, 1992 and 1991, which report is included in this Annual Report on Form 10-K.



                                  Coopers & Lybrand





  San Francisco, California
    March 16, 1995

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549









                           FORM 10-K









             GUY F. ATKINSON COMPANY OF CALIFORNIA

                 AND CONSOLIDATED SUBSIDIARIES









                      FINANCIAL STATEMENTS

                AS OF DECEMBER 31, 1994 and 1993

                              and

                   FOR THE THREE YEARS ENDED

                DECEMBER 31, 1994, 1993 and 1992

             GUY F. ATKINSON COMPANY OF CALIFORNIA
                 AND CONSOLIDATED SUBSIDIARIES
                             INDEX

                     _____________________

  Item 8.  Financial Statements and Supplementary Data.

  (a)   Financial Statements

   Financial statements of the registrant and consolidated subsidiaries are included as a separate section of this report.
  The index to these financial statements follows:

                                                       Page

  Report of Independent Accountants                     2

  Consolidated Financial Statements:

    Balance Sheets, December 31, 1994 and 1993          3
    Statements of Stockholders' Equity for the years
     ended December 31, 1994, 1993 and 1992             4
    Statements of Operations for the years ended
     December 31, 1994, 1993 and 1992                   5-6
    Statements of Cash Flows for the years ended
     December 31, 1994, 1993 and 1992                   7
    Notes to Financial Statements                       8-25


  Financial statement schedule:

    IX Short-term Borrowings                            26


                      ____________________

    Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

 REPORT OF INDEPENDENT ACCOUNTANTS


  To the Board of Directors and Stockholders of Guy F. Atkinson Company of California:


    We have audited the consolidated financial statements and the financial statement schedule of Guy F. Atkinson Company of California and Consolidated Subsidiaries listed in Item 8(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guy F. Atkinson Company of California and Consolidated Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

    As discussed in the notes to the consolidated financial statements, in 1994 and 1993, the Company adopted Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits, and Statements of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions and No. 109, Accounting for Income Taxes, respectively.





  San Francisco, California            Coopers & Lybrand L.L.P.
  February 28, 1995, except for the
  "Litigation and Contingencies"
  footnote which is as of March 7, 1995

                  GUY F. ATKINSON COMPANY OF CALIFORNIA
                  AND CONSOLIDATED SUBSIDIARY COMPANIES
                     (thousands of dollars or shares)

Consolidated Balance Sheets                                                                              December 31, 1994 and 1993


         A S S E T S                          1994        1993                    L I A B I L I T I E S          1994        1993
Current assets:                                                    Current Liabilities:
  Cash and short-term investments           $ 78,441    $  6,848     Notes payable, including current
  Accounts receivable:                                                portion of long-term obligations         $    662    $ 36,568
    Construction contracts                    21,839      45,488     Accounts payable                            39,743      65,629
    Other                                     11,311      32,910     Billings in excess of costs and estimated
  Costs and estimated earnings in excess                              earnings                                   16,920       8,504
   of billings                                 4,338       6,274     Accrued payroll                              5,276       6,235
  Inventories and unamortized costs                                  Accrued federal & foreign income taxes       6,953       5,777
   on contracts in progress                   20,062      64,485     Other accrued taxes                          4,255       1,488
  Investments in joint ventures               40,503      53,600     Other accrued expenses                      18,964       9,441
  Deferred income taxes                           23        -        Deferred income taxes                         -            342
  Other current assets                         3,163       7,661     Due to joint ventures                          103       3,030

      Total current assets                   179,680     217,266             Total current liabilities           92,876     137,014

Property, plant, and equipment, at cost:                           Long-term obligations, less
  Land                                         3,969       5,253    current portion                               2,199      18,273
  Buildings                                   17,371      28,093
  Construction equipment                      25,361      30,454   Postretirement health care obligations
  Other equipment                              5,195      27,099    and postemployment benefit obligations        7,651       6,912
                                              51,896      90,899
  Less accumulated depreciation               34,345      56,717           Total liabilities                    102,726     162,199

                                              17,551      34,182           S T O C K H O L D E R S'   E Q U I T Y

Oil, gas and other energy properties                               Preferred stock, $0.01 par value; 2,000 shares
  net of depreciation, depletion and                                authorized; none issued or outstanding
  amortization                                  -          7,339   Common stock, $0.01 par value; 20,000 shares
                                                                    authorized; 8,951 and 8,869 issued and
Deferred income taxes                             88      11,158    outstanding at December 31, 1994 and-
                                                                    December 31, 1993 respectively                1,894       1,894
Other assets                                   2,395       1,934
                                                                   Paid-in-capital                               13,185      12,239

                                                                   Accumulated translation adjustment            (5,249)     (3,441)

                                                                   Unearned compensation                           (736)       (759)

                                                                   Additional pension liability                    -           (805)

                                                                   Retained earnings                             87,894     100,552

                                                                           Total stockholders' equity            96,988     109,680

                                            $199,714    $271,879                                               $199,714    $271,879
The accompanying notes are an integral part of these financial statements.

                                 GUY F. ATKINSON COMPANY OF CALIFORNIA

Consolidated Statements of Stockholders' Equity
  (thousands of dollars except share amounts)                               Years Ended December 31, 1994, 1993 and 1992


                                                                        Accumulated    Unearned    Additional
                                       Capital Stock          Paid-in   Translation    Compensa-   Pension      Retained
                                  No. of Shares     Amount    Capital   Adjustment     tion        Liability    Earnings
Balance, December 31, 1991          8,777,224       $1,894    $11,480    $  797           -            -        $ 97,483
    Net income for the year - 1992                                                                                 1,690
    Foreign currency translation
     adjustment - 1992                                                   (3,031)

Balance, December 31, 1992          8,777,224        1,894     11,480    (2,234)          -            -          99,173
    Net income for the year - 1993                                                                                 1,379
    Restricted shares issued in the
     year - 1993                       92,000                     759                   $(759)
    Foreign currency translation
     adjustment - 1993                                                   (1,207)
    Additional minimum pension
     liability - 1993                                                                                $(805)

Balance, December 31, 1993          8,869,224        1,894     12,239    (3,441)         (759)        (805)      100,552
    Net (loss) for the year - 1994                                                                               (12,658)
    Restricted shares forfeited in
     the year - 1994                  (18,400)                   (152)                    152
    Restricted shares valuation
     adjustment - 1994                                            129                    (129)
    Restricted shares issued to Pension
     Plan - 1994                      100,000                     969
    Foreign currency translation
     adjustment - 1994                                                   (1,808)
    Adjustment to minimum pension
     liability - 1994                                                                                  805

Balance, December 31, 1994          8,950,824       $1,894    $13,185   $(5,249)        $(736)       $  -       $ 87,894


The accompanying notes are an integral part of these financial statements.

                      GUY F. ATKINSON COMPANY OF CALIFORNIA

Consolidated Statements of Operations
(thousands of dollars except per share amounts)       Years Ended December 31:


                                                      1994      1993      1992
Revenue:
    Construction - continuing                       $417,563  $322,981  $312,256
    Construction - discontinued business unit          3,080    19,873     6,422
    Other                                              2,326     2,182     2,285
                                                     422,969   345,036   320,963

Cost of revenue:
    Construction - continuing                        424,454   299,471   286,103
    Construction - discontinued business unit          7,533    25,668     3,473
    Other                                              5,062     1,168     1,085
                                                     437,049   326,307   290,661

Gross margin:
    Construction - continuing                         (6,891)   23,510    26,153
    Construction - discontinued business unit         (4,453)   (5,795)    2,949
    Other                                             (2,736)    1,014     1,200
                                                     (14,080)   18,729    30,302

Restructuring charges                                  4,169      -         -
General and administrative expenses                   39,080    30,302    33,007

(Loss) from operations                               (57,329)  (11,573)   (2,705)

Other income (expense), net:
    Interest income                                      563       808     2,221
    Miscellaneous, net                                   887     6,942     2,913
                                                       1,450     7,750     5,134
    Less:
     Interest expense                                  4,902     3,481     3,100

Other income (expense), net                           (3,452)    4,269     2,034

(Loss) from continuing operations before
  income taxes, extraordinary item, and
  cumulative effect of changes in accounting         (60,781)   (7,304)     (671)

Provision (benefit) for income taxes                  (8,758)    1,356       108

(Loss) from continuing operations before
  extraordinary item and cumulative effect
  of changes in accounting                           (52,023)   (8,660)     (779)

Discontinued operations, net of income taxes:
    Income from discontinued operations                3,238     5,065     2,256
    Gain on disposal of discontinued operations       36,866      -         -
                                                      40,104     5,065     2,256

Income (loss) before extraordinary item and
  cumulative effect of changes in accounting        (11,919)   (3,595)    1,477

Extraordinary item:
    Utilization of tax loss carryforward                                     213

Cumulative effect of changes in accounting:
    Postemployment benefit costs                        (739)            -            -
    Postretirement health care costs                    -       (7,096)     -
    Income taxes                                        -       12,070      -
                                                        (739)    4,974      -

Net income (loss)                                   $(12,658) $  1,379  $  1,690

The accompanying notes are an integral part of these financial statements

                      GUY F. ATKINSON COMPANY OF CALIFORNIA

Consolidated Statements of Operations, continued
(thousands of dollars except per share amounts)              Years Ended December 31:

                                                      1994      1993      1992
(Loss) per share of common stock from continuing
  operations before extraordinary item and
  cumulative effect of changes in accounting         $(5.86)   $(0.99)  $(0.09)

Income per share of common stock from discontinued
  operations, net of income taxes                      4.52      0.58     0.26

Income (loss) per share of common stock before
  extraordinary item and cumulative effect of
  changes in accounting                               (1.34)    (0.41)    0.17

Extraordinary item per share                             -         -       0.02

Cumulative effect per share of changes in
  accounting                                          (0.08)     0.57      -

Net income (loss) per share of common stock          $(1.42)   $ 0.16   $ 0.19

Average number of shares and common stock
  equivalents utilized in net income (loss)
  per share calculations                              8,877     8,788    8,777


The accompanying notes are an integral part of these financial statements.

                      GUY F. ATKINSON COMPANY OF CALIFORNIA

Consolidated Statements of Cash Flows
  (thousands of dollars)                                     Years Ended December 31:

                                                                                   1994      1993      1992
Operating activities:
 Net income (loss)                                                               $(12,658) $  1,379  $  1,690
 Adjustments to reconcile net income (loss) to net cash provided by (used for)
  operating activities:
   Income from discontinued operations                                             (3,238)   (5,065)   (2,256)
   Restructuring charges                                                            4,169      -         -
   Depreciation, depletion and amortization                                         2,822     2,684     3,037
   Provision for loss on investment in energy properties                              300       -
   Deferred income taxes                                                            1,104     1,729    (3,005)
   (Gain) on dispositions of property, plant and equipment                            (92)   (7,704)     (662)
   (Gain) on disposition of discontinued operations                               (36,866)     -         -
   Cumulative effect of changes in accounting                                         739    (4,974)     -
 Changes in operating assets and liabilities:
   Accounts receivable                                                             21,965   (16,767)   28,609
   Inventories and unamortized costs                                               15,601    21,410   (14,787)
   Investments in joint ventures                                                   10,190   (14,894)   (4,226)
   Other current assets                                                             1,557     3,668    (4,218)
   Accounts payable and accrued expenses                                            6,525    (3,772)  (25,815)
   Accrued income taxes                                                            (7,757)    1,395      (659)
   Billings in excess of costs and estimated earnings, net                         10,351       698    (5,428)
   Other, net                                                                        (511)     (631)     (150)
   Net cash provided by (used in) operating activities from continuing
    operations                                                                     14,201   (20,844)  (27,870)
   Net cash provided by (used in) operating activities from discontinued
    operations                                                                     (3,448)   10,324    15,003
   Net cash provided by (used in) operating activities                             10,753   (10,520)  (12,867)

Cash flows from investing activities:
 Property, plant, and equipment expenditures                                       (1,852)   (2,472)   (2,748)
 Proceeds from dispositions of property, plant, and equipment                       1,036    14,260     2,438
 Proceeds from disposition of discontinued operations                             100,903      -         -
 Increase in other assets, net                                                       (778)     (540)     (210)
 Net investing activities of discontinued operations                               (2,427)   (2,111)   (3,722)
 Net cash provided by (used in) investing activities                               96,882     9,137    (4,242)

Cash flows from financing activities:
 Short-term borrowings (repayments), net                                          (34,215)   (5,785)    1,560
 Proceeds of long-term borrowings                                                    -          453    16,218
 Long-term debt repayments                                                           (678)   (1,118)   (1,161)
 Net financing activities of discontinued operations                                 (146)    1,675       107
 Net cash provided by (used in) financing activities                              (35,039)   (4,775)   16,724

Effect of exchange rate changes on cash                                            (1,003)   (1,132)   (2,950)

Net increase (decrease) in cash and short-term investments                       $ 71,593  $ (7,290) $ (3,335)

Supplementary information:
 Cash paid (received) during the year for:
   Interest                                                                      $  4,798  $  5,131  $ 4,794
   Federal, foreign, and state income taxes                                           838      (533)   3,977
 Common stock contributed to pension plan                                             969      -        -



The accompanying notes are an integral part of these financial statements.

 Summary of Significant Accounting Policies

    Principles of Consolidation

    The consolidated financial statements include Guy F.
     Atkinson Company of California and its subsidiaries. Investments in joint ventures are recorded on the equity method. Significant transactions between the Company and its subsidiaries are eliminated in consolidation.

    Construction Contract Accounting

    Annual revenues on uncompleted construction contracts, including the Company's share of joint-venture contracts, are recognized on the percentage of completion basis, determined by the ratio of costs incurred to Company engineers' estimates of total costs. Revenue from claims by the Company for additional contract compensation is recorded when agreed to by the owner. Provision is made currently for any anticipated future losses on contracts in progress.

    The classification of construction contract-related current assets and current liabilities is based on the Company's contract performance cycle that may exceed one year.

    Cash and Short-term Investments

    Short-term investments consist of debt securities with a maturity of three months or less, which are classified as "held-to-maturity" and carried at amortized cost.

    Inventories and Unamortized Costs on Contracts in Progress

    Inventories are valued at the lower of cost (principally first-in, first-out) or market prices. Unamortized costs on contracts in progress include the cost of plant and project facilities to be absorbed over the life of the projects, the estimated value of recoverable assets, and costs related to unpriced change orders for additional contract compensation to the extent their recovery is probable.

    Property, Plant, and Equipment

    Property, plant, and equipment are stated at cost. Major improvements and renewals are capitalized, while maintenance and repairs are charged to cost as incurred.

    Construction equipment is generally depreciated over its estimated useful life using a method combining the sum-of-the-years digits and hours-of-service methods. The Company depreciates all other property, plant, and equipment principally on a straight-line basis.

    Upon sale or retirement of property, plant, and equipment, the related costs and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in income.

    Income Taxes

    Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

    Concentration of Credit Risk

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of short-term investments and accounts receivable.

    The Company places excess cash in U.S. and Canadian government debt obligations, investment grade commercial paper and certificates of deposit, in accordance with investment objectives which are designed to preserve principal, meet liquidity needs, avoid credit risk and achieve a satisfactory yield. The Company provides construction services to a large number of public agencies and private sector companies in different industries and geographic areas. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

    Earnings per share

    Earnings per share of common stock and common stock equivalents are calculated using the weighted average number of common shares outstanding, excluding restricted shares for which performance goals have not been met, plus (in periods where they have a dilutive effect) the net additional number of shares which would be issuable upon the exercise of stock options and warrants, assuming that the Company used the proceeds received to repurchase outstanding shares at market prices.

    Changes in Accounting Principles

    Effective January 1, 1994, the Company implemented Statement of Financial Accounting Standards No. 112 (SFAS 112)
    "Employers' Accounting for Postemployment Benefits."

    SFAS 112 is concerned with postemployment benefits, such as self-insured disability benefits, provided to former or inactive employees and requires that such benefits be accounted for on an accrual basis. As permitted by the standard, the Company recorded a charge to income of $739 representing the obligation for accumulated postemployment benefits attributable to service prior to 1994.

    In 1993, the Company recorded an accounting charge of $7,096 for postretirement health care costs upon the adoption of SFAS 106 and an accounting gain of $12,070 representing deferred income tax benefits upon the adoption of SFAS 109.

    Reclassification of 1993 and 1992 Financial Statements

    Certain amounts for 1993 and 1992 have been reclassified to conform with the 1994 financial statement presentation and have not affected previously reported net income or stockholders' equity.

 Cash and Short-Term Investments

 Cash and short-term investments consist of the following:

                                             1994      1993

 Canadian government debt obligations       $13,429   $  -
 Investment grade commercial paper           56,336      -
 Cash balances                                8,676    6,848

                                            $78,441   $6,848

 Debt securities, all of which have a maturity of three months or less, are recorded at amortized cost, which approximates market value.

 Accounts Receivable

 Accounts receivable includes retained percentages of $8,288 and $5,947 at December 31, 1994 and 1993, respectively. The amount for 1994 is expected to be collected as follows: $7,823 in 1995, $90 in 1996 and $375 in 1997.

Inventories and Unamortized Costs on Contracts in Progress

 The major classifications of inventory are as follows:

                                        1994       1993

 Construction materials, parts and
  supplies                            $ 3,724     $ 4,392

 Inventories of discontinued
  operations                             -         28,882

 Unamortized costs on contracts
  in progress                          16,338      31,211

                                      $20,062     $64,485

 Unamortized costs on contracts in progress includes $13,965
 (1993 - $25,466) of costs relating to unapproved change orders and claims.

 Investments in Joint Ventures

 The Company participates in various joint ventures which operate in the construction industry in the United States, Canada, and other foreign countries. The combined assets, liabilities, and net assets of these ventures are as follows:

                                    Company's      Other
                         Total      Interest      Interests

 1994

   Assets               $190,640      $66,196     $124,444
   Liabilities            91,034       25,796       65,238

    Net assets          $ 99,606      $40,400     $ 59,206

 1993

   Assets               $167,568      $65,384     $102,184
   Liabilities            55,028       14,814       40,214

    Net assets          $112,540      $50,570     $ 61,970

 The Company's interest is included in the accompanying consolidated balance sheets as follows:

                                       1994         1993

   Investments in joint ventures      $40,503     $53,600
   Due to joint ventures                 (103)     (3,030)

                                      $40,400     $50,570

 The revenue and cost of revenue of joint ventures which are included in the accompanying consolidated statements of income are as follows, (in millions of dollars):

                      Revenue             Cost of Revenue

                        1994    1993    1992    1994    1993    1992

 Sponsored joint
  ventures             $121.9  $141.2  $126.1  $109.9  $125.1  $110.4
 Less other vent-
  urers' shares          62.3    81.7    76.7    49.9    70.6    68.6

 Company's interest      59.6    59.5    49.4    60.0    54.5    41.8

 Company's interest
  in nonsponsored
  joint ventures         41.3    56.5    27.7    44.8    49.0    22.0
                       $100.9  $116.0  $ 77.1  $104.8  $103.5  $ 63.8

 Credit Agreements

 The Company has short-term credit lines with domestic and foreign banks aggregating approximately $33,565. The Company's credit agreements provide for commitment and other fees in accordance with standard banking practice, and contain certain restrictive covenants relating to net worth, working capital and other matters. Assets pledged as collateral under the agreements, principally deposit accounts, accounts receivable, equipment and inventories, had a net book value of $118,230 at December 31, 1994. At December 31, 1994, there were no borrowings outstanding under the agreements and the Company was in compliance with all covenants.

 The Company is contingently liable under standby letters of credit totaling $7,961 at December 31, 1994, issued in the normal course of business. These outstanding letters of credit reduce the amount available for borrowing under the Company's credit agreements.

 Accounts Payable

 Checks written which have not yet been presented for payment are included in accounts payable. These amounts were approximately
  $3,900 and $13,600 at December 31, 1994 and 1993, respectively.

Long-term Obligations

 Long-term obligations consist of the following:

                                                1994       1993

 Term note                                     $  -       $15,000

 Industrial development bond, 3.85% due 1998    1,063       1,346

 Equipment financing agreements and capitalized
  lease obligations 5.5% to 8.75%, due 1995-
  1998                                            290       1,078

 Subordinated debentures, 6.5%, due 1999          784         891

 Real estate mortgage, 8.5%, due 1998             152         197

 Promissory notes, 10%, due 2003                  572         614
                                                2,861      19,126

 Less current portion                             662         853

                                               $2,199     $18,273

 Required principal repayments for the years 1995 through 1999 are as follows: $662, $552, $627, $464 and $256, respectively. Financing agreements contain restrictive covenants relating to working capital, net worth and other matters. Properties and equipment with a net book value of $4,222 at December 31, 1994, are pledged as collateral for real estate mortgages, industrial development bonds and equipment financing agreements.

 Operating Leases

 The Company leases office space, production facilities and equipment under various operating leases. At December 31, 1994, future minimum rental payments applicable to noncancellable operating leases were as follows:

    1995           $ 2,933
    1996             2,874
    1997             2,783
    1998             2,613
    1999             1,566
    After 1999       5,404
                   $18,173

 For the years 1994, 1993 and 1992, rental expense amounted to $2,861, $1,568 and $0 respectively.

 Restricted Stock, Stock Options and Warrants

 Under the provisions of the Company's Executive Stock Plan the Board of Directors can grant nonqualified stock options and restricted stock for up to 500,000 shares to key executives at the current market price on the date of the grant. No options

 Restricted Stock, Stock Options and Warrants, continued

 may be granted after April 15, 1995. The right to exercise options granted vests 25 percent on each of the first four annual anniversary dates of the grant and expires no later than 10 years from the date of award. Restrictions on restricted stock are progressively removed based on achievement of earnings per share performance goals.

 At December 31, 1994 the market value of the restricted shares in issue amounted to $736 which has been recorded as "Unearned compensation," a component of stockholders' equity (offset by an identical increase in paid-in capital). Unearned compensation will be amortized as the performance goals are met and charged to general and administrative expenses, or reversed in conjunction with any forfeitures of restricted shares. Performance goals with respect to 1994 were not met and no amounts were amortized in 1994. In accordance with plan provisions, 27,600 restricted shares, with a market value of $276, were forfeited and returned to the Company in March of 1995.

 Activity under the plan was as follows:

                                                      1994         1993

 Stock options:
    Granted in year                                  116,000      126,000
    Outstanding at December 31                       421,300      310,300
    Exercisable at December 31                       184,675      110,850
    Option prices per share when
     granted                                    $8.50/$15.50 $8.50/$15.50

 Restricted shares:
    Awarded in year                                     -          92,000
    Reverted to company in year                       18,400         -
    Issued and outstanding at December 31             73,600       92,000

 Shares available for grant at
  December 31:                                         5,100       97,700

 In 1993, stock warrants were issued, expiring in 1998, for 300,000 shares exercisable at $9.0813 per share in conjunction with renewal of the Company's principal credit agreement.

 In 1994, 100,000 shares of restricted stock with a market value of $969 were contributed to the Company's defined benefit pension plan.

 Other Income

 Included in miscellaneous, net in 1993, is a gain in the amount of $7,243 on sale of the Company's headquarters property. In 1992, this category included interest income in the amount of $1,355, allowed with respect to an income tax refund and a gain in the amount of $1,464 with respect to the termination of a lease of a former ship repair facility.
 Discontinued Operations and Restructuring

 During 1994, plans were developed to dispose of the Company's nonconstruction operations and to restructure and focus on its core construction and related businessses. The Company's principal manufacturing subsidiary, Lake Center Industries, Inc., was sold on December 8, 1994; its pipe distribution business, Comco Pipe & Supply Company, was sold on November 30, 1994; and its producing oil and gas investments were sold on August 23, 1994. The results of operations of these businesses are shown separately in the income statement as "income from discontinued operations" for each of the years presented. The balance sheets of the Company at December 31, 1994 and December 31, 1993 have not been restated.

 The summarized results of discontinued operations were as follows:

                                    1994      1993      1992

 Revenue $170,495                 $173,554  $145,555

 Income from discontinued
  operations before taxes         $  6,060  $  7,818  $  2,948
 Provision for income taxes          2,822     2,753       692

 Income from discontinued
  operations                      $  3,238  $  5,065  $  2,256

 Gain on disposal of dis-
  continued operations before
  taxes                           $ 58,969      -         -
 Provision for income taxes         22,103      -         -

 Gain on disposal of dis-
  continued operations            $ 36,866  $   -     $   -

 Income per share of common
  stock from discontinued
  operations                         $0.36     $0.58     $0.26
 Gain on disposal of dis-
  continued operations per
  share of common stock              $4.16     $ -       $ -

 In the fourth quarter of 1994, a restructuring program was put into place. This program is designed to reduce the Company's cost structure, improve productivity and competitiveness, and to enhance the Company's information systems. Restructuring charges in 1994, amounting to $4,169 are made up of the following:

  Reductions in staffing levels                $2,290
  Consolidation of offices and facilities         698
  Abandonment of non-productive assets          1,181
                                               $4,169

Income Taxes

 Details of the Company's consolidated tax provisions (net of amounts allocated to discontinued operations) and loss from continuing operations before extraordinary items and cumulative effect of changes in accounting are as follows:

                                  1994       1993       1992

   Loss from continuing operations
   before provision for income taxes,
   extraordinary item and cumulative
   effect of changes in accounting:

     United States               $(62,969)  $(15,710) $(1,448)
     Foreign                        2,188      8,406      777
                                  (60,781)    (7,304)    (671)
   Provision (benefit) for income taxes:
     Federal:
       Current (1)                (12,379)    (3,277)    (866)
       Deferred                     1,350      1,115       -
     State                          1,170        500      153
     Foreign:
       Current                        606      2,404    3,810
       Deferred                       495        614   (2,989)
                                   (8,758)     1,356      108

   Loss from continuing
    operations before extraordinary
    item and cumulative effect
    of changes in accounting     $(52,023)  $ (8,660) $  (779)

 (1) The current benefit in 1994 is attributable to the intraperiod allocation of taxes to the gain on disposal of discontinued operations, see "Discontinued Operations and Restructuring."

 The provisions for income taxes are different than the amounts computed by applying the statutory federal income tax rate of 34 percent. The differences are summarized below:

                                   1994       1993       1992

     Benefit at statutory rates  $(20,666)  $(2,483)   $  (228)
     U.S. losses for which no
       tax benefit was recorded    13,555     5,541        316
     Foreign taxes                   (390)    1,186      1,037
     State income taxes               772       330        101
     Nondeductible expenses            68        79         64
     Reconciliation of previous
       tax estimates                 -       (1,404)       -
     Tax reimbursements from
      discontinued operations      (2,097)   (1,893)    (1,182)

     Provision (benefit) for
      income taxes               $ (8,758)  $ 1,356    $   108


 Income Taxes, continued

 No provision has been made for additional income taxes on undistributed earnings of a foreign subsidiary (which totaled $35,578 at December 31, 1994) because of reinvestment policies and the availability of tax credits if and when such earnings are remitted to the parent Company.

 In 1993, the Company adopted SFAS 109, "Accounting for Income
 Taxes," and recorded a gain of $12,070 represented by an increase in deferred income tax assets of $33,016, less a valuation allowance of $20,946.

 The components of net deferred income tax assets were as follows:

                                          1994           1993

 Temporary differences:
  Contract recognition
    method for tax purposes            $ (3,985)      $  (788)
  Depreciation                              570         1,547
  Estimated losses and
    reserves                              9,602          (507)
  Employee benefits                        (676)          635
  Inventory cost
    capitalization                           54           675
  Other                                     175          (287)
                                          5,740         1,275
 Operating loss carryforward             13,633        20,769
 Foreign tax credits                      8,266        11,094
 Alternative minimum tax
  carryforward                            1,044         1,044
 Deferred income tax asset               28,683        34,182
 Less, valuation allowance               28,572        23,366
 Deferred income tax asset,
  net                                  $    111       $10,816

 Deferred income taxes are classified in the consolidated
   balance sheet as follows:
                                          1994          1993


 Deferred income taxes - current         $   23       $  (342)
 Deferred income taxes - long-term           88        11,158
                                         $  111       $10,816

 The standard provides that deferred income tax benefits be reduced by a valuation allowance with respect to any benefits that, based on available evidence, are not expected to be realized. The gain recorded upon adoption of SFAS 109 was based on tax strategies which included the sale of those assets associated with discontinued operations. During 1994 those strategies were implemented and the related gains recognized.
 As required by the standard, the Company has evaluated the available evidence as defined by SFAS 109, and has increased the valuation allowance.

 The Company's net operating loss carryforwards,
 (NOL); and foreign tax credits, (FTC) expire as follows:

 Year                                    NOL            FTC

 1995                                  $  -           $8,266
 2004                                   27,335           -
 2006                                    5,735           -
 2007                                    3,369           -
 2008                                    3,660           -

                                       $40,099        $8,266


 Employees' Pension and Retirement Plans

 The Company maintains defined benefit pension plans covering substantially all U.S. salaried employees and certain hourly employees. Benefits are generally based on years of service and compensation during the last five years of employment. The Company's funding policy is to contribute annually amounts deductible for income tax purposes. The Company also maintains defined contribution plans covering salaried and certain hourly employees. Participation in the programs is generally voluntary and the Company matches employee contributions, based on covered payroll, up to specified limits.

 In addition, the Company provides an excess benefit plan for defined benefits in excess of qualified plan limits imposed by federal tax law.

 The following table sets forth the defined benefit plans' funded status and amounts recognized in the Company's financial statements:

                                                 1994       1993

    Actuarial present value of benefit
     obligations:
       Accumulated benefit obligation:
          Nonvested                             $ 3,097    $   616
          Vested                                 11,447     24,352
                                                $14,544    $24,968
    Projected benefit obligation for
       service rendered to date                 $16,414    $31,128
    Plans' assets at fair market value,
       primarily listed stocks and bonds,
       including $1,000 in restricted shares
       of common stock of Guy F. Atkinson
       Company of California                     12,379     24,620
    Excess of projected benefit obligation
       over plans' assets                         4,035      6,508
    Unrecognized net loss from past experience
       different from that assumed and effects
       of changes in assumptions                 (4,042)    (9,380)
    Remaining portion of unrecognized net
     assets at January 1, 1986, being recognized
     over approximately 13 years                    263        495
    Adjustment to recognize minimum liability     1,909      3,254

    Accrued pension expense                     $ 2,165    $   877

    Net pension expense included
       the following components:
                                        1994       1993     1992

    Service cost - benefits earned
     during the period                 $ 1,224    $ 1,539  $ 1,473
    Interest cost on projected
     benefit obligation                  1,255      1,738    1,307
    Actual return on plan assets           416     (1,352)  (1,109)
    Net amortization and deferral       (1,127)       (40)    (122)

    Net pension expense                $ 1,768    $ 1,885  $ 1,549

The following assumptions were used in computing the funded status of the plans:

                                                1994       1993

Discount rate                                   8.5%       7.25%
Expected long-term rate of return on
  plan assets                                     9%          9%
Rate of increase in future compensation
  levels                                        4.5%        4.5%

In accordance with Statement of Financial Accounting Standards No. 87, the Company has recorded an additional minimum pension liability to reflect the excess of accumulated benefits over the fair market value of plan assets. A corresponding amount has been recorded as an intangible pension asset, except to the extent that the additional minimum liability exceeds related unrecognized prior service costs, in which case the excess is charged to stockholders' equity.

The following pension assets and liabilities were recorded in the balance sheet:

                                             1994        1993

Additional minimum pension liability        $1,909      $3,254
Intangible pension asset                     1,909       2,449

Charge to stockholders' equity              $  -        $  805

The Company contributes to defined contribution retirement plans and various defined benefit multiemployer plans on behalf of unionized employees. Prefunded company contributions relative to a defined contribution plan in the amount of $354 are included in other current assets.

Costs of these plans were as follows:

                                        1994    1993     1992

    Defined benefit multiemployer
     plans                             $4,835  $3,358   $3,463

    Defined contribution retirement
     plans                                981   2,122    2,004

                                       $5,816  $5,480   $5,467

Supplementing pension benefits, the Company provides certain health care benefits for retired salaried employees reaching retirement age while working with the Company.

The following table sets forth the components of postretirement benefit liability:
                                            1994         1993

  Accumulated postretirement benefit
    obligation:
    Retirees                                $5,072      $6,045
    Fully eligible employees                   507         739
    Other active plan participants             384         526
                                             5,963       7,310
  Unrecognized net gain (loss)                 752        (398)

  Accrued postretirement obligation         $6,715      $6,912

Net postretirement health care expense included the following components:
                                             1994       1993

  Service costs-benefits earned
    during the period                        $  62      $  60
  Interest cost on accumulated
    postretirement benefit
    obligation                                 462        530

  Net postretirement benefit cost            $ 524      $ 590

The significant assumptions used in determining postretirement benefit cost and the accumulated postretirement benefit obligation were as follows:

                                                  1994            1993

    Discount rate                                    8.5%           7.25%
    Medical care trend rate                   10% in 1994     14% in 1993
                                              reducing to     reducing to
                                               5% in 2004      6% in 2004

In 1992, the Company recognized costs for retiree health care benefits as claims were paid; expenses amounted to $1,276.

Postemployment Benefits

The Company provides certain postemployment benefits, such as self-insured disability benefits to former and inactive employees. The liability for postemployment benefits was $936 at December 31, 1994. There was no corresponding liability at December 31, 1993 as, prior to 1994, the Company recognized costs of postemployment benefits as claims were paid.

Geographic Area Information (in millions of dollars)

The Company operated in the following geographic areas:

                                     1994      1993     1992
Revenue:

  United States                      $389.0   $279.0    $267.9
  Canada                               16.7     33.8      25.8
  Other areas                          17.3     32.2      27.3

                                     $423.0   $345.0    $321.0

Operating profit (loss):

  United States                      $(41.0)  $(12.1)   $  8.6
  Canada                                2.1      2.1      (2.5)
  Other areas                           1.7      6.9       2.3
                                      (37.2)    (3.1)      8.4

General corporate expenses, net       (18.7)     (.7)     (6.0)
Interest expense                       (4.9)    (3.5)     (3.1)

Income from continuing operations
 before taxes, extraordinary
 item and cumulative effect of
 change in accounting                $(60.8)  $ (7.3)   $ (0.7)

Identifiable assets:
  United States                      $ 98.6   $198.2    $198.6
  Canada                               15.4     31.5      26.8
  Other areas                          10.7     10.6       4.8
  Corporate assets                     75.0     31.6      30.0

     Total assets                    $199.7   $271.9    $260.2

Operating profit (loss) is total revenue less operating expenses, excluding corporate general and administrative expense, corporate other income - net, interest expense, and income taxes. Identifiable assets by geographic area are those that are used in the Company's operations in each area. Corporate assets are principally cash and short-term investments, accrued and deferred income taxes, and corporate properties and equipment.

The Company derived 5 percent in 1994, 4.3 percent in 1993 and 4 percent in 1992, of total revenue from contracts with the U.S.
government.

Quarterly Financial Data (unaudited)

Quarterly results of operations, restated for discontinued operations, for the years ended December 31, 1994, 1993, and 1992 are set out below.

                         First    Second     Third     Fourth
1994                    Quarter   Quarter    Quarter   Quarter

Revenue                 $127,171  $123,429   $109,942  $ 62,427
Gross margin               5,849     7,036      1,908   (28,873)
(Loss) from continuing
 operations before
 cumulative effect of
 changes in accounting    (2,129)   (2,664)    (7,700)  (39,530)
Income (loss) from dis-
 continued operations      1,371     1,670        396      (199)
Gain on disposal of dis-
 continued operations       -         -         2,611    34,255
(Loss) before
 cumulative effect of
 changes in accounting      (758)     (994)    (4,693)   (5,474)
Cumulative effect of
 changes in accounting      (739)     -          -         -
Net (loss)              $ (1,497) $   (994)  $ (4,693) $ (5,474)
(Loss) per share of common
 stock from continuing
 operations before
 cumulative effect of
 changes in accounting    $(0.24)   $(0.30)    $(0.87)   $(4.45)
Income per share of
 common stock from dis-
 continued operations       0.15      0.19       0.34      3.84
(Loss) per share
 of common stock before
 cumulative effect  of
 changes in accounting     (0.09)    (0.11)     (0.53)    (0.61)
Cumulative effect of
 changes in accounting
 per share of common
 stock                     (0.08)      -          -         -
Net (loss) per
 share of common stock    $(0.17)   $(0.11)    $(0.53)   $(0.61)

                         First    Second     Third     Fourth
1993                    Quarter   Quarter    Quarter   Quarter

Revenue                 $ 82,025  $ 70,908   $ 89,497  $102,606
Gross margin               4,518     5,895      5,376     2,940
(Loss) from continuing
 operations before
 cumulative effect of
 changes in accounting      (487)   (1,277)      (758)   (6,138)
Income from discontinued
 operations                1,617     1,581        841     1,026
Income (loss) before
 cumulative effect of
 changes in accounting     1,130       304         83    (5,112)
Cumulative effect of
 changes in accounting     4,974      -          -         -
Net income (loss)       $  6,104  $    304   $     83  $ (5,112)
(Loss) per share of common
 stock from continuing
 operations before
 cumulative effect of
 changes in accounting    $(0.05)   $(0.15)    $(0.09)   $(0.70)
Income per share of
 common stock from dis-
 continued operations       0.18      0.18       0.10      0.12
Income (loss) per share
 of common stock before
 cumulative effect of
 changes in accounting      0.13      0.03       0.01     (0.58)
Cumulative effect of
 changes in accounting
 per share of common
 stock                      0.57       -          -         -
Net income (loss) per
 share of common stock     $0.70     $0.03      $0.01    $(0.58)

                         First    Second     Third     Fourth
1992                    Quarter   Quarter    Quarter   Quarter

Revenue                 $ 85,093  $ 86,012   $ 79,425  $ 70,433
Gross margin               8,348     7,925      6,404     7,625
Income (loss) from
 continuing operations
 before extraordinary
 item                       (300)     (552)       359      (286)
Income (loss) from dis-
 continued operations        578     1,018       (263)      923
Income before
 extraordinary item          278       466         96       637
Extraordinary gain (loss)                         250       (37)
Net income              $    278  $    466   $    346  $    600
Income (loss) per share
 of common stock from
 continuing operations
 before extraordinary
 item                     $(0.04)   $(0.06)     $0.04    $(0.03)
Income (loss) per share
 of common stock from dis-
 continued operations       0.07      0.11      (0.03)     0.11
Income per share of
 common stock before
 extraordinary item         0.03      0.05       0.01      0.08
Extraordinary gain (loss)
 per share of common
 stock                       -         -         0.03     (0.01)
Net income per share
 of common stock           $0.03     $0.05      $0.04     $0.07

Subsequent Event

On February 28, 1995, the Company declared a dividend of $2.00 per share of common stock, payable on March 31, 1995 to shareholders of record on March 15, 1995. This dividend will result in a reduction in cash and short-term investments of approximately $17,846, with a corresponding reduction in stockholders' equity.

Litigation and Contingencies

On March 7, 1995, a complaint asserting breach of contract and other wrongdoing in connection with the Company's sale of its manufacturing subsidiary, Lake Center Industries, Inc., was filed against the Company and its financial advisor by an unsuccessful bidder for Lake Center. The plaintiffs allege they have suffered actual damages of $290 in connection with preparing their bid, and also seek to recover $7,000 on a theory of unjust enrichment together with an additional $10,000 in punitive damages. The Company will vigorously defend this suit, which it believes to be without merit, and further believes that the outcome will not have a material adverse effect on its financial condition.

              GUY F. ATKINSON COMPANY OF CALIFORNIA
                  AND CONSOLIDATED SUBSIDIARIES
             SCHEDULE IX - SHORT-TERM BORROWINGS (1)
            YEARS ENDED December 31, 1994, 1993 & 1992


                           December 31,   December 31,  December 31,
(thousands of dollars)         1994          1993         1992

Balance at end of period     $  -           $35,715      $40,000

Weighted average interest
 rate at end of period          -              5.8%         6.0%

Maximum amount outstanding
 during the period (2)       $41,901        $43,881      $47,226

Average amount outstanding
 during the period (2)       $34,175        $37,980      $43,425

Weighted average interest
 rate during the period (2)    6.11%           6.0%         6.3%



(1) Short-term borrowings are borrowings under bank lines of credit.

(2) Maximum and average amounts outstanding and weighted average interest rates are based on amounts borrowed and interest rates in effect at months' ends during the respective years.

                        INDEX TO EXHIBITS



Exhibit Number         Description

      2 Agreement of Merger and Plan of Reorganization dated as of April 22, 1994 between the Company and Guy F. Atkinson Company of California, a California corporation, for the purpose of merging to reincorporate the California company in the state of Delaware.

      3.1 Certificate of Incorporation of the Company, filed as an exhibit to the Form 10-Q of the Company for the period ended March 31, 1994 (File No. O-3062) and incorporated herein by reference.

      3.2 Bylaws of the Company, filed as an exhibit to the Form 10-Q of the Company for the period ended March 31, 1994 (File No. O-3062) and incorporated herein by reference.

      4 Stockholder Rights Agreement, dated as of May 9, 1994, between the Company and The Bank of New York, as Rights Agent ("Shareholder Rights Agreement"), filed as an exhibit to the Form 8-A of the Company filed on May 10, 1994 (File No. O-3062) and incorporated herein by reference.

     10.1 Loan Agreement and Guaranty Agreement, dated December 23, 1991, relating to a loan from the Guy F. Atkinson Company Federal Credit Union and guaranteed by Guy F. Atkinson Company, a Nevada corporation, to William J. Carlson, filed as Exhibit 10.1 to the Company's 1991 Form 10-K and incorporated herein by reference.

     10.2 Atkinson Corporate Management Incentive Compensation Plan. Filed as Exhibit
                       10.4 to the Company's 1988 Form 10-K
                       and incorporated herein by reference.

     10.3              Guy F. Atkinson Company of California
                       1990 Executive Stock Plan filed as
                       Exhibit 10.3 to the Company's 1990 Form
                       10-K and incorporated herein by
                       reference.

     10.4 Guy F. Atkinson Company of California Common Stock Purchase Warrant dated May 28, 1993 beween the Company and Morgan Guaranty Trust Company filed as Exhibit
                       10.4 to the Company's 1993 Form 10-K
                       report and incorporated herein by
                       reference.

     10.5              Employment Agreement dated as of April
                       21, 1994, between the Company and Jack
                       J. Agresti.

     10.6              Continued Employment and Voluntary
                       Retirement Agreement dated April 21,
                       1994 between the Company and Thomas J.
                       Henderson.

     10.7              Resignation Agreement and General
                       Release dated as of May 11, 1994,
                       between the Company and Christine V.
                       Braunlich.


     21                Subsidiaries of the Company

     24                Powers of Attorney of certain Directors

                            EXHIBIT 2

         AGREEMENT OF MERGER AND PLAN OF REORGANIZATION


  THIS AGREEMENT OF MERGER AND PLAN OF REORGANIZATION
("Agreement") dated as of April 22, 1994 by and between GUY F.
ATKINSON COMPANY OF CALIFORNIA, a California corporation (the
"California Company") and GUY F. ATKINSON COMPANY OF CALIFORNIA, a Delaware corporation (the "Delaware Company"),

                           WITNESSETH:

  WHEREAS, the California Company is a corporation duly organized, validly existing, and in good standing under the laws of the State of California and, on the date of this Agreement, has authority to issue 20,000,000 shares of Common Stock, without par value, and has approximately 8,869,224 shares of Common Stock issued and outstanding; and

  WHEREAS, the Delaware Company is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware and, on the date of this Agreement, has authority to issue 22,000,000 shares, including 20,000,000 shares of Common Stock, par value $.01 per share, and 2,000,000 shares of Preferred Stock, par value $.01 per share, and has 100 shares of Common Stock issued and outstanding, which are owned by the California Company, and no shares of Preferred Stock issued and outstanding; and

  WHEREAS, the respective Boards of Directors of the California Company and the Delaware Company have determined that it is advisable and in the best interests of each of such corporations that the California Company merge into the Delaware Company under and pursuant to the General Corporation Laws of Delaware and California and upon the terms and subject to the conditions provided in this Agreement for the purpose of effecting a reincorporation of the California Company in the State of Delaware in a transaction qualifying as a reorganization within the meaning of Section 368(a)(1)(F) of the Internal Revenue Code and have, by resolutions duly adopted, approved this Agreement and directed that it be submitted to a vote of their respective shareholders and executed by the undersigned officers:

  NOW THEREFORE, the parties agree as follows:


                            ARTICLE 1

                           Definitions

  When used in this Agreement (and any Exhibit in which such terms are not otherwise defined) the following terms shall have the following meanings, respectively:

  1.1 "California Common Stock" shall mean shares of Common
Stock, without par value, of the California Company.

  1.2 "California GCL" shall mean the California General
Corporation Law.

  1.3 "Delaware Common Stock" shall mean shares of Common
Stock, par value $.01 per share, of the Delaware Company.

  1.4 "Delaware GCL" shall mean the Delaware General
Corporation Law.

  1.5 "Effective Time" shall mean the date and time when the Merger shall become effective, in accordance with Section 2.1.

  1.6 "Merger" shall mean the merger of the California
Company into the Delaware Company.

  1.7 "Surviving Corporation" shall mean the Delaware Company from and after the Effective Time.


                            ARTICLE 2

                              Merger

  2.1 Filings and Effectiveness. The Merger shall become effective when the following actions shall have been completed:

    (i) This Agreement and the Merger shall have been adopted and approved (a) in accordance with the California GCL by the shareholders of the California
  Company and (b) in accordance with the Delaware GCL by the California Company, as the sole stockholder of the Delaware Company and;

    (ii)  All of the conditions precedent to the
  consummation of the Merger specified in this Agreement shall have been satisfied or duly waived by the party entitled to satisfaction thereof;

    (iii)  An executed Certificate of Merger or an
  executed counterpart of this Agreement shall have been filed with the Secretary of State of the State of Delaware; and

    (iv)  An executed Certificate of Merger or an
  executed counterpart of this Agreement meeting the requirements of the California GCL shall have been submitted for filing with the Secretary of State of the State of California.

  2.2 Merger. At the Effective Time, the Merger shall become effective under Section 252 of the Delaware GCL and Section 1108(d) of the California GCL, and the California Company shall merge into the Delaware Company, the separate existence of the California Company shall cease, and the Delaware Company shall continue in existence under the Delaware GCL.

  2.3 Effects.  At the Effective Time:

    (i)  the separate existence of the California
  Company shall cease and the California Company shall be merged into the Delaware Company;

    (ii)  the Certificate of Incorporation of the
  Delaware Company shall continue as the Certificate of Incorporation of the Surviving Corporation until changed or amended as provided by law;

    (iii) the bylaws of the Delaware Company shall continue as the bylaws of the Surviving Corporation until amended as provided therein;

    (iv)  the directors of the California Company
  in office on the Effective Date shall be and continue as directors of the Surviving Corporation until their successors are elected in accordance with the Certificate of Incorporation and the bylaws of the Surviving Corporation and are duly qualified;

    (v) each officer of the California Company in office on the Effective Date shall be and continue as an officer of the Surviving Corporation and, until their successors are elected or appointed in accordance with the bylaws of the Surviving
  Corporation and are duly qualified, such officers shall hold the office in the same capacity of the Surviving Corporation which they held before the Merger;

    (vi)  each share of California Common Stock
  outstanding immediately prior to the Effective Time shall be converted into one share of Delaware Common
  Stock pursuant to Article 3 below; and

    (vii)  without further transfer, act or deed,
  the separate existence of the California Company shall cease and the Surviving Corporation shall possess all the rights, privileges, powers and franchises of a public as well as of a private nature, and shall be subject to all the restrictions, disabilities and duties of the California Company; and each and all of the rights, privileges, immunities, powers and franchises of the California Company, and all property, real, personal and mixed, and all debts due to the California
  Company on whatever account, stock subscriptions and other things in action or belonging to the California Company shall be vested in the Surviving
  Corporation; and all property, rights, privileges, powers and franchises, and each and every other interest of the California Company shall be thereafter as effectually the property of the Surviving Corporation as they were of the California
  Company; and the title to any real estate vested by deed or otherwise, under the laws of the States of Delaware or California or of any other jurisdiction, in the California Company shall not revert or be in any way impaired by reason of the Merger; but all rights of creditors of the California Company and all liens upon any property of the California
  Company shall be preserved unimpaired and all debts, liabilities and duties of the California Company shall thenceforth attach to the Surviving
  Corporation and may be enforced against it to the same extent as if such debts, liabilities and duties had been incurred or contracted by it.

  2.4 Further Assurances. The California Company agrees that if, at any time, or from time to time, after the Effective Time, the Surviving Corporation shall consider or be advised that any further deeds, assignments or assurances are necessary or desirable to vest, perfect or confirm in the Surviving Corporation title to any property, rights, privileges, immunities, powers or franchises of the California Company, the Surviving Corporation and its proper officers and directors may execute and deliver all such proper deeds, assignments and assurances and do all other things necessary or desirable to vest, perfect or confirm title to such property, rights, privileges, immunities, powers or franchises in the Surviving Corporation and otherwise to carry out the purposes of this Agreement, in the name of the California Company or otherwise.


                            ARTICLE 3

                       Conversion of Shares

  3.1 Conversion of Shares.  At the Effective Time, the
California Common Stock shall be converted into Delaware Common
Stock as follows:

    (i)  each share of California Common Stock
  issued and outstanding immediately prior to the Effective Time shall, by virtue of the Merger and without any action on the part of the holder thereof, be converted into one share of Delaware
  Common Stock; and

    (ii)  each share of Delaware Common Stock
  issued and outstanding immediately prior to the Effective Time shall, by virtue of the Merger, be retired and cease to exist and certificates representing such shares shall be canceled and no shares shall be issued in the Merger in respect thereof.

  3.2 Stock Certificates. At and after the Effective Time, all of the outstanding certificates which immediately prior to the Effective Time represent shares of California Common Stock shall be deemed for all purposes to evidence ownership of, and to represent, shares of Delaware Common Stock into which the shares of California Common Stock formerly represented by such certificates have been converted as provided in this Agreement. The registered owner on the books and records of the Delaware Company or its transfer agents of any such outstanding stock certificate shall, until such certificate shall have been surrendered for transfer or otherwise accounted for to the Delaware Company or its transfer agents, have and be entitled to exercise any voting and other rights with respect to, and to receive any dividends and other distributions upon, the shares of Delaware Common Stock evidenced by such outstanding certificate as above provided.

  3.3 Stock Options. Each right or option to purchase or acquire shares of California Common Stock granted under the California Company's 1990 Executive Stock Plan (the "Plan") which is outstanding immediately prior to the Effective Time shall, by virtue of the Merger and without any action on the part of the holder thereof, be converted into and become a right or option to purchase or acquire the same number of shares of Delaware Common Stock at the same option price per share, and upon the same terms and subject to the same conditions as set forth in the Plan, as in effect at the Effective Time. The same number of shares of Delaware Common Stock shall be reserved for purposes of the Plan as is equal to the number of shares of California Common Stock so reserved as of the Effective Time. As of the Effective Time, the Delaware Company hereby assumes the Plan and all obligations of the California Company under the Plan including the outstanding options and rights granted pursuant to the Plan.

  3.4 Validity of Delaware Common Stock.  All shares of
Delaware Common Stock into which California Common Stock are to be converted pursuant to the Merger shall not be subject to any statutory or contractual preemptive rights, shall be validly issued, fully paid and nonassessable and shall be issued in full satisfaction of all rights pertaining to such California Common Stock.

  3.5 Rights of Former Holders. From and after the Effective Time, no holder of certificates which evidenced California Common Stock immediately prior to the Effective Time shall have any rights with respect to the shares formerly evidenced by those certificates, other than to receive the shares of Delaware Common Stock into which such California Common Stock shall have been converted pursuant to the Merger.


                            ARTICLE 4

         Covenants To Be Performed Prior to Closing Date

  4.1 Consents.  Each of the California Company and the
Delaware Company shall use its best efforts to obtain the consent and approval of each person (other than shareholders of the California Company in their capacities as such) whose consent or approval shall be required in order to permit consummation of the Merger.

  4.2 Governmental Authorizations. Each of the California Company and the Delaware Company shall cooperate in filing any necessary reports or other documents with any federal, state, local or foreign authorities having jurisdiction with respect to the Merger.


                            ARTICLE 5

                            Conditions

  The obligations of the California Company and the Delaware
Company to consummate the Merger are subject to satisfaction of the following conditions:

  5.1 Authorization. The holders of a majority of the voting power of the California Company shall have approved and adopted this Agreement and the Merger at a meeting of the shareholders. All necessary action shall have been taken to authorize the execution, delivery and performance of this Agreement by the California Company and the Delaware Company. The California Company and the Delaware Company shall have full power and authority to consummate the Merger.

  5.2 Consents and Approvals. All authorizations, consents and approvals (contractual or otherwise) of any state, federal, local or foreign government agency, regulatory body or official or any person (other than the California Company or the Delaware Company) necessary for the valid consummation of the Merger in accordance with this Agreement shall have been obtained and shall be in full force and effect.


                            ARTICLE 6

                          Miscellaneous

  6.1 Waiver and Amendment. This Agreement may be amended by action of the respective Boards of Directors of the California Company and the Delaware Company without action by the shareholders or stockholders of the parties, except that any amendment altering any terms of this Agreement if such alteration would adversely affect the holders of any class or series of the capital stock of the California Company or the Delaware Company must be approved by a majority of the voting power of the California Company.

  6.2 Termination. This Agreement may be terminated and the Merger and other transactions provided for by this Agreement abandoned at any time prior to the Effective Time, whether before or after adoption and approval of this Agreement by the shareholders of the California Company, by action of the Board of Directors of the California Company if the Board determines that the consummation of the transactions contemplated by this Agreement would not, for any reason, be in the best interests of the California Company and its shareholders.

  6.3 No Waiver. No waiver by any party of any condition, or the breach of any term or covenant contained in this Agreement, whether by conduct or otherwise, in any one or more instances, shall be deemed to be a further or continuing waiver of any such condition or breach or a waiver of any other condition or breach of any other term or covenant contained in this Agreement.

  6.4 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of California applicable to contracts entered into and to be performed wholly within the State of California, except to the extent that the laws of the State of Delaware are mandatorily applicable to the Merger.

  6.5 Approval of the California Company as the Sole Stockholder of the Delaware Company. By its execution and delivery of this Agreement, the California Company, as the sole stockholder of the Delaware Company, consents to, approves and adopts this Agreement and approves the Merger, subject to the approval and adoption of this Agreement by the holders of a majority of the voting power of the California Company pursuant to Section 5.1. The California Company agrees to execute such instruments as may be necessary or desirable to evidence its approval and adoption of this Agreement and the Merger as the sole stockholder of the Delaware Company.

  IN WITNESS WHEREOF, the parties have caused this Agreement to be executed as of the date first above written.


CALIFORNIA COMPANY:                  GUY F. ATKINSON COMPANY OF
                                     CALIFORNIA, a California
                                     corporation


                                     By:  /s/ J. J. Agresti
                                     Its: President
Attest:


  /s/ Therese Ambrusko
 Secretary and General Counsel


DELAWARE COMPANY:                    GUY F. ATKINSON COMPANY OF
                                     CALIFORNIA, a Delaware
                                     corporation


                                     By:  /s/ J. J. Agresti
                                     Its: President
Attest:


  /s/ Therese Ambrusko
 Secretary and General Counsel

                           EXHIBIT 10.5

                       EMPLOYMENT AGREEMENT


  THIS AGREEMENT is entered into as of April 21, 1994, by and between Jack J. Agresti (the "Executive") and Guy F. Atkinson
Company of California, a Delaware corporation (the "Company").


  1.  Term of Employment.

  (a) Basic Rule.  The Company agrees to continue the
Executive's employment, and the Executive agrees to remain in employment with the Company, from the date of this Agreement until the third anniversary of such date (the "Term"), unless the Executive's employment terminates earlier pursuant to Subsection
(b), (c) or (d) below. On each anniversary of the date of this Agreement until the anniversary next following the Executive's 62nd birthday, the Term automatically shall be extended for an additional year unless the Company or the Executive provides at least three months' advance written notice to the other party that an extension is not desired. If such written notice has not been provided at least three months before the anniversary next following the Executive's 62nd birthday, the Term shall be extended to the first day of the month next following the Executive's 65th birthday, and the Term shall not be subject to further automatic extensions thereafter. Any waiver of notice shall be valid only if it is made in writing and expressly refers to the notice requirement of this Subsection 1(a).

  (b) Death. In the event of the Executive's death during the Term, (i) the Company shall continue to make the salary payments described in Section 3 to the Executive's estate for one year; (ii) the Company shall pro rate the targets and criteria applicable to the Executive under the Company's Management Incentive Compensation Plan and shall pay the Executive's estate a pro rata bonus, if any, based on the Executive's satisfaction of such pro rated targets and criteria prior to his death; and
(iii) the Executive's beneficiaries and estate shall be entitled to receive the benefits of the various plans and insurance coverages described in Sections 4 and 5 in accordance with the terms of those plans and coverages, and applicable law. The pro rata bonus described above, if any, shall be paid at the time bonuses are otherwise paid pursuant to the Company's Management Incentive Compensation Plan.

  (c) Cause. The Company may terminate the Executive's employment for Cause by giving the Executive 90 days' advance written notice. For all purposes under this Agreement, "Cause" shall mean (i) a willful failure by the Executive to substantially perform his duties hereunder, other than a failure resulting from the Executive's complete or partial incapacity due to physical or mental illness or impairment, (ii) a willful act by the Executive which constitutes gross misconduct or fraud and which is materially injurious to the Company or (iii) conviction of, or a plea of "guilty" or "no contest" to, a felony. No act, or failure to act, by the Executive shall be considered "willful" unless committed without good faith and without a reasonable belief that the act or omission was in the Company's best interest.

  (d) Incapacity. In the event that the Executive becomes unable to substantially perform his duties hereunder due to the Executive's complete or partial incapacity due to physical or mental illness or impairment, the Executive shall remain entitled to the compensation and benefits described in Sections 3 through 5 for one year after the date of such incapacity, including a pro rated bonus for the period prior to the Executive's incapacity determined in the manner described in Section 1(b).

  (e) Termination of Agreement. This Agreement shall terminate when all obligations of the parties hereunder have been satisfied.

  2.  Duties and Scope of Employment.

  (a) Position. The Company agrees to employ the Executive as its President and Chief Executive Officer throughout the Term.
The Executive shall report to the Company's Board of Directors.

  (b) Obligations. During the Term, the Executive shall devote his full business efforts and time to the Company and its subsidiaries and shall not render services to any other person or entity without the prior written consent of the Company's Board of Directors. The foregoing, however, shall not preclude the Executive from engaging in appropriate civic, charitable or religious activities or from devoting a reasonable amount of time to private investments that do not interfere or conflict with his responsibilities to the Company.

  3.  Base Compensation.

  During the Term, the Company agrees to pay the Executive as compensation for his services a base salary at the annual rate of $375,000 or at such higher rate as the Company's Board of Directors may determine from time to time. Such salary shall be payable in accordance with the Company's standard payroll procedures. The Executive's salary shall not be reduced unless such reduction is proportionate to an overall salary adjustment program adopted by the Company's Board of Directors. (The annual compensation specified in this Section 3, together with any increases in such compensation that the Board of Directors may grant from time to time, is referred to in this Agreement as "Base Compensation.")

  4.  Employee Benefits.

  (a) In General. During the Term, the Executive shall be eligible to participate in the employee benefit plans and executive compensation programs maintained by the Company, conditions of the plan or program in question and to the determination of any person or committee administering such plan or program.

  (b) 1994 Grant of Stock Options. Effective April 21, 1994, the Executive shall receive a grant of options covering 40,000 shares of the Company under the Guy F. Atkinson Company of California 1990 Executive Stock Plan, subject to the generally applicable terms and conditions of such Plan.

  (c) Management Incentive Compensation Plan. The Executive shall be eligible to participate in the Company's Management Incentive Compensation Plan, subject to the generally applicable terms and conditions of such Plan, modified as follows: (i) for the first 12 months of the Term, 100% of the target incentive shall be discretionary; and (ii) for the remaining Term, 50% of the target incentive shall be discretionary and 50% shall be based on objective performance criteria over which the Executive has substantial control, as determined by the Company's Compensation Committee.

  (d) Supplemental Pension. If the Executive's employment with the Company and any affiliates terminates before age 65 for any reason other than Cause, death, incapacity or voluntary resignation without Good Reason (as defined in Section 6(b)), the Executive shall be entitled to a monthly benefit equal to the difference between (i) the Executive's actual monthly benefits payable under the Atkinson 1987 Pension Plan and the Excess-Benefit Plan of Guy F. Atkinson Company of California and
Participating Companies and (ii) the monthly benefits that would be payable under such Plans if the Executive were age 65. The monthly benefit determined under this Section 4(d) shall be payable to the Executive or to any other person who is receiving benefits under the Atkinson 1987 Pension Plan with respect to the Executive, and shall be paid at the same times and in the same form as the monthly benefit under the Atkinson 1987 Pension Plan.

  (e) No Reduction in Aggregate Company-Provided Benefits.
During the Term and after termination of the Executive's employment for any reason other than Cause or voluntary resignation without Good Reason (as defined in Section 6(b)), the aggregate employee benefits provided to the Executive, including retiree health benefits, as measured by the cost of such benefits to the Company at the date of this Agreement (or as may be increased at any time in the future) shall not be reduced.

  5.  Other Perquisites.

  During the Term, the Company shall provide the Executive with the following:

  (a) A Company automobile and payment for all maintenance and fuel for such automobile;

  (b) Excess term life insurance in the amount of $1,000,000;

  (c) Long-term disability coverage providing a monthly benefit of at least $12,000;

  (d) Payment for an annual physical examination and all related expenses (including the cost of any tests or laboratory work) by a physician of the Executive's choice; and

  (e) Payment for monthly membership dues at the World Trade
Club, the Bankers Club and the Peninsula Golf and Country Club.

  6.  Change in Control.

  (a) Definition. For all purposes under this Agreement, "Change in Control" shall mean the occurrence of any of the following events after the date of this Agreement:

    (i)  The acquisition, other than from the Company
  (which term for purposes of this paragraph includes any successor corporation), or any subsidiary thereof by any "person" (as the term person is used for purposes of Sections 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "1934 Act")) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the 1934
  Act) of securities with voting power equal to 30% or more of the combined voting power of the Company's then outstanding voting securities; or

    (ii) The individuals who, as of the date of this Agreement, are members of the Board of Directors of the Company and who have remained members of the Board (the "Incumbent Board"), cease for any reason to constitute at least one-half of the Board; provided, however, that if the election, or nomination for election by the Company's stockholders, of any new director was approved by a vote of at least one-half of the directors who then constitute the Incumbent Board, such new director shall be considered a member of the Incumbent Board; or

    (iii) Approval by stockholders of the Company of (1) a merger or consolidation of the Company with or into another corporation if the stockholders of the Company, immediately before such merger or consolidation do not, immediately after such merger or consolidation, own, directly or indirectly, more than two-thirds of the combined voting power of the then outstanding voting securities of the corporation resulting from such merger or consolidation in substantially the same proportion as their ownership of the combined voting power of the voting securities of the Company outstanding immediately before such merger or consolidation or (2) dissolution of the Company or an agreement for the sale or other disposition of all or substantially all of the assets of the Company.

  Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because 30% or more of the combined voting power of the Company's then outstanding securities is acquired by (i) a trustee or other fiduciary holding securities under one or more employee benefit plans maintained by the Company or any of its subsidiaries or (ii) any corporation which, immediately prior to such acquisition, is owned directly or indirectly by the stockholders of the Company in the same proportion as their ownership of stock in the Company immediately prior to such acquisition.

  For purposes of this Subsection, the stockholders of the Company are deemed to be the indirect owners of any assets, including stock interests, held by the Company or any subsidiary thereof.

  (b) Good Reason.  For all purposes under this Agreement,
"Good Reason" shall mean that (i) the Executive has been demoted,
(ii) the Executive has incurred a material alteration in his authority or responsibility, (iii) the Executive has incurred a reduction in his Base Compensation or aggregate company-provided benefits; or (iv) the Company's principal executive offices have been relocated more than 35 miles from their present location.

  (c) Involuntary Termination Without Cause or Voluntary Termination With Good Reason. If, during the Term and within two years after the occurrence of a Change in Control, the Executive voluntarily resigns his employment for Good Reason or the Company terminates the Executive's employment for any reason other than Cause; then the Executive shall be entitled to receive all of the payments and benefit coverage described in this Section 6. Such payments and benefit coverage shall continue for the period commencing on the date when the employment termination is effective and ending on the earlier of (i) the third anniversary of such date or (ii) the date of the Executive's death (the "Continuation Period").

  (d) Base Compensation.  During the Continuation Period, the
Company shall pay the Executive, in accordance with Section 3, the sum of:

    (i) His Base Compensation at the annual rate in effect on the date of the employment termination; plus

    (ii) The average annual bonus awarded to the Executive by the Company for the most recent three fiscal years for which bonuses have been determined prior to the date of the employment termination. For this purpose, if the Company has determined that no bonus shall be awarded to the Executive for a fiscal year, such bonus shall be included in the calculation as zero.

  (e) Insurance Coverage. During the Continuation Period, the Executive (and, where applicable, his dependents) shall be entitled to continue participation in the group life and health insurance plans maintained by the Company, as if he were still an employee of the Company. Where applicable, the Executive's salary for purposes of such plans shall be deemed to be equal to his Base Compensation. To the extent that the Company finds it impossible to cover the Executive under its group insurance policies during the Continuation Period, the Company shall provide the Executive with the same level of coverage at the same cost under individual policies.

  (f) Incentive Programs. To the extent the relevant plans and programs do not provide for accelerated vesting upon a Change in Control, the Continuation Period shall be counted as employment with the Company for purposes of vesting under all executive compensation programs maintained by the Company, including (without limitation) incentive compensation, deferred compensation, bonus, stock option, stock appreciation rights, restricted stock, phantom stock or similar plans maintained by the Company, but including any pension, thrift or profit-sharing plan intended to qualify under section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code") only to the extent similarly situated employees may participate in accordance with the Company's generally applicable severance policy. The preceding sentence shall not be construed to require the Company to grant any new awards to the Executive under such executive compensation programs during the Continuation Period. The Continuation Period shall also be counted as employment with the Company for purposes of determining the expiration date of any stock option granted by the Company and held by the Executive when his employment terminates. If any of the Executive's restricted stock has not vested by the end of the Continuation Period, the Compensation Committee of the Company shall exercise its discretion to vest the restricted stock at that time.

  (g) No Mitigation. The Executive shall not be required to mitigate the amount of any payment or benefit contemplated by this Section 6, nor shall any such payment or benefit be reduced by any earnings or benefits that the Executive may receive from any other source.

  7.  Limitation on Payments.

  (a) Basic Rule. Notwithstanding any contrary provision of this Agreement, the Company shall not be required to make any payment or property transfer to, or for the benefit of, the Executive (under this Agreement or otherwise) that would subject the Executive to the excise tax described in section 4999 of the Code, if, after the application of this Section 7, the present value of his aggregate payments or property transfers from the Company will be greater than the present value of his payments or property transfers from the Company would have been if (i) this
Section 7 did not apply and (ii) such present value had been reduced by the amount of the excise tax described in section 4999 of the Code. In all other cases, this Section 7 shall not apply to the Executive. All determinations under this Subsection (a) shall be made by the independent auditors retained by the Company most recently prior to the Change in Control (the "Auditors") based on information supplied by the Company and the Executive, and shall be binding on the Company and the Executive. All fees and expenses of the Auditors shall be paid by the Company.

  (b) Reductions. If the amount of the aggregate payments or property transfers to the Executive must be reduced under this
Section 7, then the Executive shall direct in which order the payments or transfers are to be reduced, but no change in the timing of any payment or transfer shall be made without the Company's consent. As a result of uncertainty in the application of section 4999 of the Code at the time of an initial determination by the Auditors hereunder, it is possible that a payment will have been made by the Company that should not have been made (an "Overpayment") or that an additional payment that will not have been made by the Company could have been made (an "Underpayment"). In the event that the Auditors, based upon the assertion of a deficiency by the Internal Revenue Service against the Company or the Executive that the Auditors believe has a high probability of success, determine that an Overpayment has been made, such Overpayment shall be treated for all purposes as a loan to the Executive that he shall repay to the Company, together with interest at the applicable federal rate specified in section 7872(f)(2) of the Code; provided, however, that no amount shall be payable by the Executive to the Company if and to the extent that such payment would not reduce the amount that is subject to an excise tax under section 4999 of the Code. In the event that the Auditors determine that an Underpayment has occurred, such Underpayment shall promptly be paid or transferred by the Company to, or for the benefit of, the Executive, together with interest at the applicable federal rate specified in section 7872(f)(2) of the Code.

  8.  Successors.

  (a) Company's Successors. The Company shall require any successor (whether direct or indirect and whether by purchase, lease, merger, consolidation, liquidation or otherwise) to all or substantially all of the Company's business and/or assets, by an agreement in substance and form reasonably satisfactory to the Executive, to assume this Agreement and to agree expressly to perform this Agreement in the same manner and to the same extent as the Company would be required to perform it in the absence of a succession. The Company's failure to obtain such agreement prior to the effectiveness of a succession shall be a breach of this Agreement and shall entitle the Executive to all of the compensation and benefits to which he would have been entitled hereunder if the Company had involuntarily terminated his employment without Cause immediately after such succession becomes effective. For all purposes under this Agreement, the term "Company" shall include any successor to the Company's business and/or assets which executes and delivers the assumption agreement described in this Subsection (a) or which becomes bound by this Agreement by operation of law.

  (b) Executive's Successors. This Agreement and all rights of the Executive hereunder shall inure to the benefit of, and be enforceable by, the Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.

  9.  Nondisclosure.

  During the Term and at all times thereafter, the Executive shall not, without the prior written consent of the Board, disclose or use for any purpose (except in the course of his employment under this Agreement and in furtherance of the business of the Company) confidential information or proprietary data of the Company, except as required by applicable law or legal process; provided, however, that confidential information shall not include any information known generally to the public or ascertainable from public or published information (other than as a result of unauthorized disclosure by the Executive) or any information of a type not otherwise considered confidential by persons engaged in the same business or a business similar to that conducted by the Company. The Executive agrees to deliver to the Company at the termination of his employment, or at any other time the Company may request, all memoranda, notes, plans, records, reports and other documents (and copies thereof) relating to the business of the Company which he may then possess or have under his control.

  10. Indemnification.

  During the Term and at all times thereafter, the Company shall indemnify the Executive to the fullest extent allowed by law and in accordance with the Company's by-laws from any claims or actions based upon any acts or omissions, or alleged acts or omissions, of the Executive which arise out of or are related to his employment with the Company. The Executive shall be a beneficiary of any directors' and officers' liability insurance policy maintained by the Company as long as the Executive remains an officer or director.

  11. Miscellaneous Provisions.

  (a) Notice. Notices and all other communications contemplated by this Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or when mailed by U.S. registered mail, return receipt requested and postage prepaid. In the case of the Executive, mailed notices shall be addressed to him at the home address which he most recently communicated to the Company in writing. In the case of the Company, mailed notices shall be addressed to its corporate headquarters, and all notices shall be directed to the attention of its Secretary.

  (b) Waiver. No provision of this Agreement shall be modified, waived or discharged unless the modification, waiver or discharge is agreed to in writing and signed by the Executive and by an authorized officer of the Company (other than the Executive). No waiver by either party of any breach of, or of compliance with, any condition or provision of this Agreement by the other party shall be considered a waiver of any other condition or provision or of the same condition or provision at another time.

  (c) Whole Agreement. No agreements, representations or understandings (whether oral or written and whether express or implied) which are not expressly set forth in this Agreement have been made or entered into by either party with respect to the subject matter hereof.

  (d) No Setoff; Withholding Taxes. There shall be no right of setoff or counterclaim, with respect to any claim, debt or obligation, against payments to the Executive under this Agreement. All payments made under this Agreement shall be subject to reduction to reflect taxes required to be withheld by law.

  (e) Choice of Law. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of California.

  (f) Severability. The invalidity or unenforceability of any provision or provisions of this Agreement shall not affect the validity or enforceability of any other provision hereof, which shall remain in full force and effect.

  (g) Mediation. Except as otherwise provided in Section 7, any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be subject to nonbinding mediation before either party may bring legal action.

  (h) No Assignment. The rights of any person to payments or benefits under this Agreement shall not be made subject to option or assignment, either by voluntary or involuntary assignment or by operation of law, including (without limitation) bankruptcy, garnishment, attachment or other creditor's process, and any action in violation of this Subsection (h) shall be void.


  IN WITNESS WHEREOF, each of the parties has executed this Agreement, in the case of the Company by its authorized officer, as of the day and year first above written.





                       /s/ Jack J. Agresti
                             Executive



                     GUY F. ATKINSON COMPANY
                          OF CALIFORNIA



                     By  /s/ James D. Stevens
                          Vice President

                          EXHIBIT 10.6

                    CONTINUED EMPLOYMENT AND
                 VOLUNTARY RETIREMENT AGREEMENT


  THIS CONTINUED EMPLOYMENT AND VOLUNTARY RETIREMENT AGREEMENT
(the "Agreement") is entered into by and between Thomas J.
Henderson ("Henderson") and Guy F. Atkinson Company of California
(the "Company") as of the date set forth below, and with reference to the following facts:

    A. Henderson is currently employed by the Company as its Chief Executive Officer and is a member of the Company's
Board of Directors (the "Board"), and Henderson currently serves as the Chairman of the Board;

    B. Henderson has been employed continuously by the Company or its subsidiaries or affiliates in various capacities since October 1961;

    C. It is now Henderson's desire to step down from his position as Chief Executive Officer of the Company and to prepare for his orderly retirement from the Company on April 1, 1996 (the
"Retirement Date"); and

    D. It is now the Company's desire to reward Henderson for his long and dedicated service, to retain him as a member of the Board and as its Chairman, to continue to provide him with his current compensation and aggregate level of benefits through the Retirement Date, and to ensure his availability to assist the Company on special projects through the Retirement Date.

In recognition of the foregoing facts and desires, Henderson and the Company agree as set forth below.

  1. Resignation: Henderson hereby resigns from his position as Chief Executive Officer of the Company effective
April 21, 1994.

  2. Continued Employment: Henderson's employment with the Company will continue from the date of this Agreement until the Retirement Date (the "Term"), at which time his employment with the Company will voluntarily terminate as a result of his retirement.

  3. Position and Duties: During the Term, Henderson shall hold the position of Chairman of the Board, and shall serve as a member of the Company's Board (so long as he is duly elected to membership on the Board by the Company's stockholders). In the event that a majority of the members of the Board request that Henderson resign from his position as Chairman at any time during the Term, Henderson shall so resign. Henderson may voluntarily elect to resign from his position(s) as a member of the Board and/or as its Chairman at any time during the Term. Henderson's resignation from either or both positions shall not affect his continued employment with the Company or his right to receive the compensation and benefits described in this Agreement during the Term. Upon the Board's or the Chief Executive Officer's request, Henderson agrees to make himself available at mutually convenient times throughout the Term to perform special assignments or projects which are appropriate and reasonable under the circumstances.

  4.  Compensation and Benefits:  During the Term, the
Company shall continue to provide Henderson with the same base compensation and aggregate level of benefits which he is currently receiving, including, but not limited to, the following:

    (a) continued payment of Henderson's salary in accordance with the Company's normal payroll procedures at the annual rate of $360,000.00, less applicable withholding;

    (b) subject to Henderson's payment of the employee portion of the premiums for such coverage, continued provision of the Company's group health and dental insurance coverages (including life insurance coverage); after the Retirement Date, Henderson shall be entitled to such retiree health, medical and dental insurance coverages as are provided by the Company to similarly situated retirees in accordance with its policies in effect from time to time;

    (c) continued accrual and use of vacation, holiday and sick pay in accordance with applicable Company policies;

    (d)  continued participation in the Atkinson 1987
Pension Plan, the Atkinson Retirement Stock and Investment Plan, and the Excess-Benefit Plan of Guy F. Atkinson Company of California and Participating Companies in accordance with the terms of those plans; Henderson shall also remain entitled to all vested benefits (including, but not limited to, any annuities) which he has earned under any earlier pension or retirement plans of the Company;

    (e) with respect to the stock options and restricted stock previously granted to Henderson by the Company pursuant to the Guy F. Atkinson Company of California 1990 Executive Stock Plan (the "Stock Plan"), Henderson's rights (including, but not limited to, his right to continued vesting of his unvested stock options during the Term, his right to exercise his vested stock options for one year after the Retirement Date and his right to accelerated vesting of his unvested stock options upon a change of control at the Company as defined in the Stock Plan) and the Company's obligations with respect to all such stock options and restricted stock shall continue to be as stated in the Stock Plan (as currently stated or as may be properly amended in the future) and any applicable stock option and/or restricted stock agreements between Henderson and the Company;

    (f) continued provision of a Company automobile and payment for all maintenance and fuel for such automobile;

    (g) continued provision of the excess term life insurance currently being provided to Henderson by the Company;

    (h)  payment for Henderson's annual physical
examination and all related expenses (including the cost of any test or laboratory work) by a physician of Henderson's choice;

    (i) continued payment of Henderson's monthly membership dues at the California Golf Club;

    (j) continued provision of travel accident insurance coverage; and

    (k) continued payment of Henderson's membership dues at the World Trade Club.

Notwithstanding the foregoing, the Company may make changes in its benefit plans and practices which are generally applicable to similarly situated employees or former employees so long as there is no reduction in the aggregate benefits provided to Henderson.

  5. Termination: This Agreement may not be terminated by the Company prior to the Retirement Date except as a result of a material breach hereof by Henderson, and then only after written notice to Henderson of that breach and a reasonable opportunity to cure such breach. In the event of Henderson's death during the Term, the Company shall continue to make the salary payments described in paragraph 4(a) to Henderson's estate through the end of the Term, and Henderson's beneficiaries and estate shall be entitled to receive the benefits of the various plans and insurance coverages described in paragraph 4 in accordance with the terms of those plans and coverages, and applicable law. In the event that Henderson becomes disabled during the Term, such disability shall not be a material breach of this Agreement and Henderson shall remain entitled to receive the compensation and benefits described in paragraph 4.

  6. Indemnification: During the Term and at all times thereafter, the Company shall indemnify Henderson to the fullest extent allowed by law and in accordance with the Company's by-laws from any claims or actions based upon any acts or omissions, or alleged acts or omissions, of Henderson which arise out of or are related to his employment with the Company. Henderson shall be a beneficiary of any directors' and officers' liability insurance policy maintained by the Company as long as Henderson remains a director or officer.

  7. Successor Entities: In the event of any disposition of the Company (whether by merger, transfer of assets, sale of stock or otherwise), the Company shall require its successor to expressly assume in writing the Company's obligations hereunder. Any failure by the Company to obtain that written assumption shall be a material breach of this Agreement.

  8. Dispute Resolution: In the event of any dispute or claim relating to or arising out of this Agreement or the parties' employment relationship, all such disputes shall be fully and finally resolved by binding arbitration conducted by the American Arbitration Association in San Francisco, California; provided, however, that this arbitration provision shall not apply to any disputes or claims relating to or arising out of the misuse or misappropriation, or alleged misuse or misappropriation, of the Company's trade secrets or proprietary information.

  9. Attorneys' Fees: The prevailing party shall be entitled to recover from the losing party its attorneys' fees and costs incurred in any action brought to enforce any right arising out of this Agreement.

  10. Entire Agreement: This Agreement, along with the applicable policies and benefits, as such may change from time to time, constitutes the entire Agreement between Henderson and the Company regarding their continuing employment relationship and the termination of that relationship as a result of his retirement.

  11. Modification: This Agreement may only be modified or amended by a supplemental written agreement signed by Henderson and an authorized officer or representative of the Company.


  IN AFFIRMATION AND ACCEPTANCE of the terms and conditions set forth above, the parties execute this Continued Employment and Voluntary Retirement Agreement as of the date below.



  Dated: April 21, 1994      /s/ Thomas J. Henderson
                             THOMAS J. HENDERSON



  Dated April 21, 1994       GUY F. ATKINSON COMPANY OF
                                    CALIFORNIA


                             By: /s/ J. J. Agresti
                             Its:  President

                           Exhibit 10.7

            RESIGNATION AGREEMENT AND GENERAL RELEASE


THIS AGREEMENT is made and entered into as of this 11th day of May, 1994, by and between Guy F. Atkinson Company of California, a corporation, together with its shareholders, agents, directors, officers, employees, subsidiaries, successors, and assigns hereinafter referred to collectively as "Employer" and Christine
V. Braunlich hereinafter referred to as "Braunlich", as follows:

                             RECITALS

WHEREAS Braunlich has been employed by Employer since July 29, 1985; and

WHEREAS Braunlich has served in various capacities for Employer, including most recently as its Chief Financial Officer ("CFO");

WHEREAS Braunlich and Employer have mutually agreed that Braunlich will resign as CFO;

WHEREAS Braunlich and Employer desire to memorialize the terms of Braunlich's separation package from Employer, which constitutes a good faith settlement of all claims or causes of action or potential claims or causes of action by Braunlich against Employer;

NOW, THEREFORE, in consideration of the mutual promises herein contained, it is agreed as follows:

1.  Cessation of Employment

Braunlich shall agree to be CFO of the Employer until her Resignation Date, defined as the earlier of thirty (30) days following the effective date of this Agreement or upon receipt of written notification from the Chief Executive Officer specifying a date. Braunlich shall be relieved of all responsibilities of CFO on her Resignation Date. Braunlich shall no longer be required to report to Employer's offices following her Resignation Date. However, Braunlich shall continue to be an employee of Employer until her Separation Date, as hereinafter defined, and shall endeavor to assist in the conduct of the Employer's business until the Separation Date as may be reasonably required by the Chief Executive Officer of the Employer. Braunlich shall deliver to Employer all of Employer's and its affiliates property in her custody or control on her Resignation Date. For all purposes under this Agreement, the term Separation Date shall mean the last date on which Braunlich is entitled to earn salary continuation payments under this Agreement.



2.  Salary Continuation

During the period commencing with the day after her Resignation
Date, and continuing for a period of twelve (12) months thereafter, Employer (or its successor if a merger occurs) shall pay Braunlich her regular monthly salary in the amount of $13,666.67, payable on the normal payroll dates in effect for the Employer.

3.  Employee Benefit Plans

  a. Braunlich shall continue her participation in the Employer's employee benefit plans, pursuant to the terms of the plans and on the same basis as other executives, through the employee's Separation Date. Notwithstanding the preceding sentence, Braunlich shall not be eligible to continue her coverage under any short-term or long-term disability plan of the Employer after her Resignation Date. In the event of a merger, sale of assets or other change in control as such events are defined in Section 3.3 of the 1990 Executive Stock Plan, Braunlich will receive the same protection of these benefit plans as other executives.

  b. Braunlich shall be permitted to participate in Employer's 1990 Executive Stock Plan (the "Stock Plan") in accordance with its terms through her Separation Date and her Separation Date shall be the date of her termination of employment for purposes of the Stock Plan and any options and/or restricted stock granted pursuant thereto. Employer will give Braunlich the same notifications regarding events of merger, consolidation, etc., which it gives other executive participants in the Plan.

  c. Except as otherwise required by the terms of any applicable benefit plans described in this section, Braunlich shall be responsible for all income taxes applicable to the compensation and benefits provided to her under this Agreement.

4.  General Release

  a. Except with respect to any rights Braunlich may have under the Age Discrimination in Employment Act and except with respect to the obligations created by, acknowledged, excepted from, or arising out of this Agreement, Braunlich does hereby for herself and her respective legal successors and assigns, release and absolutely and forever discharge Employer from any and all claims, demands, damages, debts, liabilities, accounts, reckonings, obligations, costs, expenses, liens, actions and causes of action of every kind and nature whatsoever, whether now known or unknown, suspected or unsuspected, which she now has, owns or holds or at any time heretofore ever had, owned, or held or could, shall or may hereafter, have, own or hold, against the Employer arising out of Braunlich's employment with Employer, and termination of that employment (all of which are collectively referred to in this Agreement as the "Released Matters"). This release of claims shall not impair Braunlich's right to be indemnified by Employer to the fullest extent permitted by law as provided in Employer's Certificate of Incorporation.

  It is the intention of the parties in executing this Agreement and in paying and receiving the consideration called for by this Agreement, that this Agreement shall be effective as a full and final accord in satisfaction and general release of and from all Released Matters.

  b.  Section 1542

  A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release, which if known by him must have materially affected his settlement with the debtor.

  It is the intention of Braunlich that this Agreement will act as a bar to each and every claim, including such claims which Braunlich does not know or suspect to exist. Braunlich acknowledges that she may hereafter discover the existence of additional claims or facts with respect to the subject matter of this Agreement and which, if known or suspected at the time of signing this Agreement, may have materially affected this settlement. Braunlich expressly waives any and all rights and benefits conferred upon Braunlich by the provisions of Section 1542 of the California Code or any comparable statutory provisions, and expressly consents that this Agreement will be given full force and effect according to each and all of its express terms and provisions, including as well those related to unknown and unsuspected claims, demands and causes, and demands and causes of action described above.

  c. Notwithstanding this general release, nothing contained herein shall affect Braunlich's rights to vested benefits under the Employer's 1987 Pension Plan, the Atkinson Retirement Stock &
Investment Plan, the 1990 Executive Stock Plan or medical insurance continuation rights under COBRA following her Separation Date.

5.  Braunlich's Cooperation; Employer's Cooperation

  a. Braunlich agrees to cooperate with the Employer regarding any pending or subsequently filed litigation, claims or other disputed items involving the Employer that relate to matters within the knowledge or responsibility of Braunlich during her employment. Without limiting the foregoing, Braunlich agrees (i) to meet with Employer's representatives, its counsel or other designees at mutually convenient times and places with respect to any items within the scope of this provision; (ii) to provide truthful testimony regarding same to any court, agency or other adjudicatory body, and (iii) to provide the Employer with notice of contact by any adverse party and further agreed that she will not assist any such adverse party's representatives except as may be required by law. Employer will reimburse Braunlich for all reasonable expenses, including any lost wages at Braunlich's then current rate for time spent in connection with the cooperation described in this paragraph.

  b. Braunlich agrees not to use or disclose to any third party any confidential or proprietary information pertaining to the businesses, processes or systems of Employer without the prior written consent of Employer. Braunlich and the Employer agree that each of them shall refrain from: (i) making any critical or derogatory public statements concerning Braunlich or the Employer and/or its officers, directors or employees; or (ii) knowingly taking any other action which would materially adversely affect either Braunlich's or the Employer's reputation or business prospects. Employer agrees that it shall not be deemed to be a breach of Braunlich's obligations pursuant to (i) of this paragraph if Braunlich responds to questions regarding Employer, its officers, directors or employees by stating:

  "It is my policy not to respond to questions regarding my former employer."

  c. Braunlich agrees to be available for consultation as needed through her Separation Date.

6.  Employer Cooperation

In the event Employer receives requests for references regarding Braunlich's employment, Employer agrees to say substantially that Braunlich performed her job well and in a very professional manner. Braunlich agrees to direct such requests to Employer's Chief Administrative Officer.

7.  Breach

At any time after the effective date of this Agreement, if Braunlich or the Employer breach any of the covenants contained in this Agreement, then, in such event, Employer and Braunlich shall have the rights and remedies at law or equity. If Braunlich breaches the Agreement, the Employer shall have the right to immediately terminate any further payments and compensation or benefits set forth in this Agreement.

Employer shall give written notice to Braunlich of the circumstances giving rise to any alleged breach of this Agreement at or prior to terminating such payments.

In the event of Employer's breach of this Agreement including but not limited to wrongful failure to make the payments described herein, then, in addition to all of Braunlich's rights and remedies at law and equity, Braunlich shall have no obligations under Section 5a(i), (ii) and (iii) as well as Section 5b (i) and 5b (ii) to the extent that 5b (ii) refers to litigation which might be brought by Braunlich against Employer for breach of this agreement. Provided, however, that Braunlich's obligation not to use or disclose to any third party any confidential or proprietary information pertaining to the businesses, processes or systems of Employer, shall remain in effect.

8.  Non-Admission

This Agreement shall not be construed as an admission of guilt or liability on the part of the Employer under any federal, state or local law, whether statutory or common law nor shall it be deemed or construed to be any failure of performance or wrong doing on the part of Braunlich.

9.  Disclosure

Employer agrees that it will characterize Braunlich's departure as set forth in the attached announcement and will so instruct its officers.

10. Entire Agreement/Legality

Both parties agree that this Agreement supersedes any prior agreements or representations between the parties, oral or otherwise, pertaining to the subject matter of this Agreement, and that all such prior agreements are null and void with the exception of the 1990 Executive Stock Plan and any amendments thereto. No representations, obligations, understandings, or agreements, oral or otherwise, exist between the parties except as expressly stated in the Agreement. This Agreement may be amended or terminated only by a written document signed by the Chief Executive Officer of Employer and Braunlich.

11. Attorneys' Fees:

The prevailing party shall be entitled to recover from the losing party its attorneys' fees and costs incurred in any lawsuit or other action brought to enforce any right arising out of this Agreement.

12. Successors:

This Agreement shall be binding upon, inure to the benefit of and be enforceable by the Employer and Braunlich and their respective heirs, legal representatives, successors and assigns. The Employer shall cause any successor or assignees, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all of the business or assets of the Employer, expressly and unconditionally to assume and agree to perform the Employer's obligations under this Agreement. In such event, the term "Employer" as used in this Agreement, shall mean the Employer as previously defined and any successor or assignee to the business or assets which by reason hereof becomes bound by the terms and provisions of this Agreement.

This Agreement shall inure to the benefit of and be enforceable by Braunlich's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If Braunlich dies before all of the benefits and payments provided herein have been paid to Braunlich, all such unpaid amounts shall be paid in accordance with the terms of this Agreement to the Employee's beneficiary, successor, devisee, legatee or other designee or, if there is no designee, to Braunlich's estate.

11. Severability

If any portion or term of this Agreement is found to be invalid by any court, agency or other competent authority, the remaining lawful terms will remain in full force and effect, provided however, that if the release provisions in this Agreement are not fully enforced as a bar to any claim made by Braunlich against the Employer, then the monies received by Braunlich under this Agreement will be returned to the Employer.

12. State Law Governs

The Agreement will be governed by and construed according to the Laws of the State of California.

13. Consultation With Attorney

Braunlich has consulted with an attorney of her choice prior to executing this Agreement. Braunlich further acknowledges that after consideration of this Agreement and offer of compensation made to her by Employer, she has signed this Agreement as a voluntary act without coercion or force of any kind whatsoever.


ACCEPTED BY BRAUNLICH:



/s/ Chris Braunlich                             May 18, 1994
                                                    Date

ACCEPTED  BY EMPLOYER:



By /s/ James D. Stevens                         May 18, 1994
                                                    Date

                           ANNOUNCEMENT



Chris Braunlich has given notice that she would like to leave the Company. Chris informed us that she feels she has accomplished the goals she set for herself when she came to Atkinson in 1985 and intends now to pursue new opportunities and challenges outside the Company. Chris has graciously agreed to stay with us for a reasonable time to assist in the transition. She has also agreed to remain available to Atkinson to consult as needed over the next 12 months. We will miss Chris and wish her well in her future endeavors.

                            EXHIBIT 21

                  SUBSIDIARIES OF THE REGISTRANT


                                               Organized
                                                 Under
Corporate Subsidiaries                         Laws of

Guy F. Atkinson Company                        Nevada
Atkinson Building Company                      California
Guy F. Atkinson Company - Overseas             Delaware
Guy F. Atkinson Construction Ltd.              California
Atkinson Development Company                   California
Atkinson-International Venezuela, Inc.         California
Atkinson Land Company                          California
Atkinson Middle East, Inc.                     Nevada
Atkinson Realty, Incorporated                  California
Atkinson Resources, Inc.                       California
Atkinson Venezuela, Inc.                       Delaware
Andrew H. Charles Corporation                  Delaware
Commonwealth Water Solutions, Inc.             California
DWA Fed Oak Inc.                               California
Offshore Hydro Services, Inc.                  California
J. E. Record, Inc.                             Delaware
WBL Solar Corporation                          California
Walsh-Puerto Rico, Inc.                        California
Wismer & Becker Contracting Engineers,         California
 d/b/a Atkinson Mechanical Contractors Co.
Colma Casualty Company                         Vermont
Tyger Construction Company Incorporated        South Carolina
Guy F. Atkinson Holdings Ltd.                  Canada
Commonwealth Asia Constructors Ltd.            Canada
Commonwealth Asia Pacific Constructors Pte     Singapore
Commonwealth Construction Company (1985)
 Limited                                       Canada
Commonwealth Pacific Consultants Ltd.          Canada
Hume & Rumble Limited                          Canada
Mathias & Nichol Installations Ltd.            Canada
Western Flange Manufacturing Ltd.              Canada
Alliance Valve Corporation Ltd.                Canada
Comco Pipe & Supply Ltd. (name changed to
 285878 B.C. Ltd.)                             Canada
Les Entreprises Atkinson du Quebec, Inc.       Canada

                           EXHIBIT 24
                         POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS;

       I, the undersigned, do hereby make, constitute and appoint Therese Ambrusko and Herbert D. Montgomery, or either of them, my attorney-in-fact for me and in my name, place and stead to execute for me and on my behalf in each of my offices and capacities with Guy F. Atkinson Company of California, Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, on Form 10-K, with respect to fiscal year ended December 31, 1994, together with any amendments thereto on Form 8K, said report to be filed with the Securities and Exchange Commission in Washington, D.C., 20549, on or before March 31, 1995, approving and confirming all that said attorneys-in-fact may do by virtue of these presents.

       IN WITNESS WHEREOF, I have executed these presents this 16th day of February, 1995.


                               /s/ Ray N. Atkinson

WITNESS:

/s/ J. J. Agresti

                      POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS;

       I, the undersigned, do hereby make, constitute and appoint Therese Ambrusko and Herbert D. Montgomery, or either of them, my attorney-in-fact for me and in my name, place and stead to execute for me and on my behalf in each of my offices and capacities with Guy F. Atkinson Company of California, Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, on Form 10-K, with respect to fiscal year ended December 31, 1994, together with any amendments thereto on Form 8K, said report to be filed with the Securities and Exchange Commission in Washington, D.C., 20549, on or before March 31, 1995, approving and confirming all that said attorneys-in-fact may do by virtue of these presents.

       IN WITNESS WHEREOF, I have executed these presents this 16th day of February, 1995.


                               /s/ Wm. E. Burch

WITNESS:

/s/ J. J. Agresti

                       POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS;

       I, the undersigned, do hereby make, constitute and appoint Therese Ambrusko and Herbert D. Montgomery, or either of them, my attorney-in-fact for me and in my name, place and stead to execute for me and on my behalf in each of my offices and capacities with Guy F. Atkinson Company of California, Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, on Form 10-K, with respect to fiscal year ended December 31, 1994, together with any amendments thereto on Form 8K, said report to be filed with the Securities and Exchange Commission in Washington, D.C., 20549, on or before March 31, 1995, approving and confirming all that said attorneys-in-fact may do by virtue of these presents.

       IN WITNESS WHEREOF, I have executed these presents this 16th day of February, 1995.


                               /s/ J. Phillip Frazier

WITNESS:

/s/ J. J. Agresti

                         POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS;

       I, the undersigned, do hereby make, constitute and appoint Therese Ambrusko and Herbert D. Montgomery, or either of them, my attorney-in-fact for me and in my name, place and stead to execute for me and on my behalf in each of my offices and capacities with Guy F. Atkinson Company of California, Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, on Form 10-K, with respect to fiscal year ended December 31, 1994, together with any amendments thereto on Form 8K, said report to be filed with the Securities and Exchange Commission in Washington, D.C., 20549, on or before March 31, 1995, approving and confirming all that said attorneys-in-fact may do by virtue of these presents.

       IN WITNESS WHEREOF, I have executed these presents this 16th day of February, 1995.


                               /s/ D. R. Kayser

WITNESS:

/s/ J. J. Agresti

                         POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS;

       I, the undersigned, do hereby make, constitute and appoint Therese Ambrusko and Herbert D. Montgomery, or either of them, my attorney-in-fact for me and in my name, place and stead to execute for me and on my behalf in each of my offices and capacities with Guy F. Atkinson Company of California, Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, on Form 10-K, with respect to fiscal year ended December 31, 1994, together with any amendments thereto on Form 8K, said report to be filed with the Securities and Exchange Commission in Washington, D.C., 20549, on or before March 31, 1995, approving and confirming all that said attorneys-in-fact may do by virtue of these presents.

       IN WITNESS WHEREOF, I have executed these presents this 16th day of February, 1995.


                               /s/ John F. Whitsett

WITNESS:

/s/ J. J. Agresti

                        POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS;

       I, the undersigned, do hereby make, constitute and appoint Therese Ambrusko and Herbert D. Montgomery, or either of them, my attorney-in-fact for me and in my name, place and stead to execute for me and on my behalf in each of my offices and capacities with Guy F. Atkinson Company of California, Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, on Form 10-K, with respect to fiscal year ended December 31, 1994, together with any amendments thereto on Form 8K, said report to be filed with the Securities and Exchange Commission in Washington, D.C., 20549, on or before March 31, 1995, approving and confirming all that said attorneys-in-fact may do by virtue of these presents.

       IN WITNESS WHEREOF, I have executed these presents this 16th day of February, 1995.


                               /s/ R. J. Turner

WITNESS:

/s/ J. J. Agresti