Form 10-K/A
period 1994-12-31
ATKINSON GUY F CO OF CALIFORNIA
filed 1995-04-25
CIK 8137

The purpose of this amendment is to include Exhibit 27, the Financial Data Schedule.

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           FORM 10-K Amendment No. 1
     (Mark One)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year ended December 31, 1994

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

       10.6 Continued Employment and Voluntary Retirement Agreement dated April 21, 1994 between the Company and Thomas J. Henderson.

       10.7 Resignation Agreement and General Release dated as of May 11, 1994, between the Company and Christine V. Braunlich.

       21                         Subsidiaries of the Company

       24                         Powers of Attorney of certain Directors

       27                         Financial Data Schedule

                            SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GUY F. ATKINSON COMPANY OF CALIFORNIA


                                    By: /S/ T. Ambrusko
                                    T. Ambrusko
                                    Vice President, General Counsel
                                    and Corporate Secretary


Date:  April 25, 1995.