Form 10-Q
period 1995-03-31
ATKINSON GUY F CO OF CALIFORNIA
filed 1995-05-12
CIK 8137

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549



                               FORM 10-Q



       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended March 31, 1995

                                  or

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

          for the transition period from ________ to ________

                     Commission file number 0-3062


                 GUY F. ATKINSON COMPANY OF CALIFORNIA
        (Exact name of registrant as specified in its charter)



STATE OF DELAWARE
(State or other jurisdiction of                      94-1649018
incorporation or organization)  (IRS Employer Identification No.)



           1001 Bayhill Drive, San Bruno, California  94066
         (Address of principal executive offices) (zip code)



Registrants' telephone number, including area code - (415) 876-1000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes  X  No

Common stock as of May 11, 1995
  Issued and outstanding - 8,917,224 shares

              GUY F. ATKINSON COMPANY OF CALIFORNIA
                     AND SUBSIDIARY COMPANIES


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets                           March 31,  December 31,
  (thousands of dollars)                                1995         1994
                                                    (unaudited)
        ASSETS

Current Assets:
  Cash and short-term investments                 $ 72,288     $ 78,441
  Accounts receivable                               44,239       33,150
  Costs and estimated earnings in excess
    of billings                                      5,615        4,338
  Inventories and unamortized costs on
    contracts in progress                           24,021       20,062
  Investments in joint ventures                     36,659       40,503
  Deferred income taxes                                 12           23
  Other current assets                               3,015        3,163
      Total current assets                         185,849      179,680
Property, plant and equipment, at cost              49,778       51,896
  Less accumulated depreciation                     32,668       34,345
                                                    17,110       17,551
Deferred income taxes                                   89           88
Other assets                                         2,526        2,395

                                                 $ 205,574     $199,714
        LIABILITIES

Current Liabilities:
  Notes payable, including current
    portion of long-term obligations             $     633     $    662
  Accounts payable                                  54,934       43,998
  Billings in excess of costs and
    estimated earnings                              33,437       16,920
  Accrued expenses                                  22,899       24,240
  Accrued federal & foreign income taxes             5,396        6,953
  Due to joint ventures                                289          103
      Total current liabilities                    117,588       92,876

Long-term obligations, less current portion          2,087        2,199
Postretirement benefit obligations and
  postretirement health care obligations             7,651        7,651
      Total liabilities                            127,326      102,726


     STOCKHOLDERS' EQUITY

Capital stock                                        1,894        1,894
Paid-in capital                                     12,754       13,185
Accumulated translation adjustment                  (5,168)      (5,249)
Unearned compensation                                 (305)        (736)
Retained earnings                                   69,073       87,894

                                                    78,248       96,988

                                                 $ 205,574     $199,714


See accompanying notes

                   GUY F. ATKINSON COMPANY OF CALIFORNIA
                         AND SUBSIDIARY COMPANIES


Consolidated Statements of Operations (unaudited)
  (thousands of dollars except                                            Quarter Ended
  per share amounts)                                            March 31, 1995 and 1994

                                                     1995          1994

Revenue                                           $ 89,738       $127,171

Cost of revenue                                     82,800        121,322

Gross margin                                         6,938          5,849

General and administrative expense                   8,805          8,509

  (Loss) from operations                            (1,867)        (2,660)

Other income (expense), net:
  Interest expense                                    (201)          (867)
  Miscellaneous, net                                 1,130            941

      Total other income (expense), net                929             74

  (Loss) from continuing operations before
    taxes and the cumulative effect of changes
    in accounting                                     (938)        (2,586)

Provision (benefit) for income taxes (based on
  estimated annual effective tax rates)                 49           (457)

  (Loss) from continuing operations before
    the cumulative effect of changes in accounting    (987)        (2,129)

  Discontinued operations, net of income taxes          -           1,371

  (Loss) before the cumulative effect of changes
    in accounting                                     (987)          (758)

Cumulative effect of changes in accounting:
  Postemployment benefit costs                          -            (739)


       Net (loss)                                 $   (987)      $ (1,497)




See accompanying notes

                   GUY F. ATKINSON COMPANY OF CALIFORNIA
                         AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations (unaudited), continued
  (thousands of dollars except                                            Quarter Ended
  per share amounts)                                            March 31, 1995 and 1994

                                                       1995         1994
(Loss) per share of common stock from continuing
  operations before the cumulative effect of
  changes in accounting                             $  (0.11)    $  (0.24)

Income per share of common stock from
  discontinued operations                                 -          0.15

(Loss) per share of common stock before
  the cumulative effect of changes in accounting    $  (0.11)    $   (.09)

Cumulative effect of changes in accounting
  per share                                              -           (.08)

Net (loss) per share                                $  (0.11)    $   (.17)

Average number of shares and common stock
  equivalents utilized in net income per
  share calculations                                                8,917     8,780





See accompanying notes

                   GUY F. ATKINSON COMPANY OF CALIFORNIA
                         AND SUBSIDIARY COMPANIES

Consolidated Statements of Cash Flows (unaudited)                         Quarter Ended
  (thousands of dollars)                                        March 31, 1995 and 1994

                                                      1995         1994
Operating activities:
  Net income                                       $  (987)     $ (1,497)
  Adjustments to reconcile net income to
    net cash provided by (used for) operating
    activities:
      Income from discontinued operations               -         (1,371)
      Depreciation, depletion and amortization         491           543
      Deferred income taxes                             11            13
      Net (gain) on dispositions of property,
        plant and equipment                           (765)         (505)
      Cumulative effect of changes in accounting        -            739
  Changes in operating assets and liabilities:
    Accounts receivable                            (11,092)       12,082
    Inventories and unamortized costs               (3,962)        1,034
    Investments in joint ventures                    4,029        (1,226)
    Other current assets                               147        (1,610)
    Accounts payable and accrued expenses            9,605         5,294
    Accrued income taxes                            (1,552)          485
    Billings in excess of costs and estimated
      earnings, net                                 15,240        (5,962)
    Other, net                                           6          (297)
    Net cash provided by operating activities
      from continuing operations                    11,171         7,722
    Net cash (used in) operating activities
      from discontinued operations                     -          (9,076)
    Net cash provided by (used in) operating
      activities                                    11,171        (1,354)

Investing activities:
  Property, plant and equipment expenditures          (767)         (273)
  Proceeds from dispositions of property,
    plant and equipment                                725           369
  Decrease (increase) in other assets, net             634          (547)
  Net investing activities of discontinued
    operations                                          -           (795)
  Net cash provided by (used in) investing
    activities                                         592        (1,246)

Financing activities:
  Cash dividends paid                              (17,835)           -
  Short-term borrowing repayments, net                 -           3,193
  Long-term debt repayments                           (141)         (155)

  Net cash provided by (used in) financing
    activities                                     (17,976)        3,038

Effect of exchange rate changes on cash                 60          (778)

Net (decrease) in cash and short-term
  investments                                     $ (6,153)     $   (340)

Supplementary information:
  Cash paid during the period for:
    Interest                                      $    273      $  1,244
    Federal, foreign and state income taxes          2,547           970

              GUY F. ATKINSON COMPANY OF CALIFORNIA

                  AND CONSOLIDATED SUBSIDIARIES

             Notes to Condensed Financial Statements
              (all dollar amounts are in thousands)


1. The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods.

2. During 1994, the company sold its principal manufacturing subsidiary, Lake Center Industries, Inc., its pipe distribution business, Comco Pipe & Supply Company, and its oil and gas investments. The results of operations of these divested businesses are shown separately in the income statement for 1994 as "Discontinued operations, net of income taxes".

        The summarized results of discontinued operations were as follows:
                                                        Quarter Ended
                                              March 31, 1995 and 1994

                                              1995          1994


        Revenue                            $   -         $ 42,707

        Income from discontinued
          operations before taxes              -            2,154

        Provision for income taxes             -              783

        Income from discontinued
          operations                       $   -         $  1,371

        Income per share of common stock
          from discontinued operations     $   -         $   0.15

              GUY F. ATKINSON COMPANY OF CALIFORNIA

                  AND CONSOLIDATED SUBSIDIARIES

             Notes to Condensed Financial Statements

              (all dollar amounts are in thousands)



3.      The major classifications of inventory are as follows:


                                           March 31,   December 31,
                                             1995         1994

        Construction materials, parts
          and supplies                     $  3,109      $ 3,724

        Unamortized costs on contracts
          in progress                        20,912       16,338

                                           $ 24,021      $20,062


4. In 1994, the company recorded an accounting charge of $739 for postemployment benefits upon the adoption of Statement of Financial Accounting Standards No. 112.

5. On March 31, 1995, the company paid a special cash dividend of $2.00 per share to shareholders of record on March 15, 1995.

6. The company has 40,000 shares of restricted stock outstanding pursuant to the provisions of the Guy F. Atkinson Company of California Executive Stock Plan. Restrictions on the shares are progressively removed based on achievement of earnings per share performance goals.

              GUY F. ATKINSON COMPANY OF CALIFORNIA
                  AND CONSOLIDATED SUBSIDIARIES
             Notes to Condensed Financial Statements

              (all dollar amounts are in thousands)



6.  (continued)


    In the event that performance goals are not achieved, the restricted shares are progressively subject to forfeiture. The market value of the outstanding restricted shares has been recorded as unearned stock grant compensation, a separate component of stockholders' equity. The unearned compensation will be charged to general and administrative expense as the performance goals are met. At March 31, 1995 no such amounts have been charged.

    The company has options outstanding with respect to 741,604 shares of common stock at exercise prices ranging from $6.55 to $11.95 per share. The right to exercise these options vests progressively over a four year period commencing with the date of issue and expiring ten years from the date of issue. In addition, there are stock warrants outstanding for 387,500 shares of common stock with an exercise price of $7.00 expiring in 1998.

              GUY F. ATKINSON COMPANY OF CALIFORNIA
                  AND CONSOLIDATED SUBSIDIARIES
             Notes to Condensed Financial Statements

              (all dollar amounts are in thousands)


7. Net primary earnings per share of common and common stock equivalents are calculated using the weighted average number of common shares outstanding, excluding restricted shares for which performance goals have not been met, plus the net additional number of shares which would be issuable upon the exercise of stock options and warrants, assuming that the company used the proceeds received to repurchase outstanding shares at market prices.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations


Results of Operations (all dollar amounts are in thousands unless otherwise stated)


    Revenue:   The company's revenue of $90 million decreased by
30% in the first quarter of 1995 compared with $127 million in the first quarter of 1994. The reduction in revenue was attributable to the completion of certain industrial construction projects in 1994, while new contract awards in the fourth quarter of 1994 and first quarter of 1995 (which together amount to $270 million), are not yet making a significant contribution to revenue. The backlog of uncompleted contracts amounted to $424,883 at March 31, 1995, compared to $656,827 at March 31,
1994. March 31, 1994 backlog included $293,000 relating to an awarded but long-delayed industrial construction contract which was subsequently removed from backlog at December 31, 1994. Excluding the aforementioned contract, backlog at March 31, 1995 was 17% higher than in the comparable period of 1994.

    Gross margin: The company's gross margin of $6,938 increased by 19% in the first quarter of 1995 over 1994's $5,849.
The percentage of gross margin to revenue in all of the company's business units improved to a consolidated 7.7% versus 4.4% for 1994, which more than compensated for the reduced level of revenue compared with the comparable period in 1994.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations, continued

    General and administrative expense:   General and
administrative expense of $8,805 increased by 3% in 1995 compared to $8,509 in 1994. Reductions in corporate overhead expense implemented in the fourth quarter of 1994 were offset by increased marketing efforts for Asia and the Middle East as well as the ongoing costs of implementation of the company's new accounting and information system.

    Other income (expense): Interest expense decreased to $201 in the first quarter of 1995, from $867 in the first quarter of 1994 primarily due to the company retiring all of its short-term debt in the fourth quarter of 1994. Miscellaneous income amounted to $1,130 in the first quarter of 1995, compared with $941 in the corresponding 1994 period. Miscellaneous income was principally from interest on short-term investments in 1995, and in 1994 from foreign exchange gains and gains from asset dispositions.

    Income taxes and net income:   The loss from continuing
operations before taxes and the cumulative effect of changes in accounting was reduced to $938 in 1995, from $2,586 in 1994. Income taxes gave rise to an expense of $49 in 1995 compared to a benefit of $457 in 1994. The 1995 income tax expense was attributable to state and foreign income taxes and U.S. tax

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations, continued

losses for which no net tax benefit was available. The 1994 income tax benefit was attributable to the allocation of taxes to discontinued operations.

    In 1994 discontinued operations, net of income taxes, provided income of $1,371, and the company's adoption of Statement of Financial Accounting Standards No. 112 resulted in an accounting charge of $739.

    Net loss for the first quarter of 1995 was reduced to $987 from $1,497 in the corresponding period of 1994.

Liquidity and Capital Resources

    The company generated cash from operating activities in the first quarter of 1995 totalling $11,171, versus $7,722 from continuing operating activities in the comparable period in 1994. In 1994, $9,076 of cash was used to fund the operating activities of discontinued operations, while in 1995, there was a special dividend payment to common stockholders of $2.00 per share, amounting to $17,835. Including the effect of the dividend payment, net cash flow was a negative $6,153 in 1995 compared with a negative $340 in 1994.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations, continued

    As of March 31, 1995, the company's short-term lines of credit amounted to approximately $33,574. The availability of these lines of credit is reduced by any letters of credit outstanding under the lines. At March 31, 1995, the company had no outstanding borrowings and $8,753 in outstanding letters of credit.

    The company believes that its cash and short-term investments, together with lines of credit and funds generated from operations will be adequate to cover foreseeable future requirements.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Shareholders of the company (the
"Annual Meeting") was held on April 19, 1995. In addition to the election of directors, shareholders were asked to vote on a proposal to approve the Amendment and Restatement of the 1990
Executive Stock Plan.

    The first table below sets forth the total number of votes for and withheld as to each of the eight candidates for director, all of whom were elected at the Annual Meeting.

    The second table below sets forth the total number of votes for and against and the abstentions and broker non-votes as to the approval of the Amendment and Restatement of the 1990 Executive Stock Plan. An affirmative vote of a majority of the shares represented and entitled to vote was required for passage. Abstentions, or shares represented by proxies marked "abstain," had the same effect as a vote against the proposal. The failure of a broker or other nominee to vote shares for a beneficial owner had no effect on the proposal. The proposal received an affirmative vote of approximately 52% of the shares represented and entitled to vote.

Item 4. Submission of Matters to a Vote of Security Holders, continued

Table 1
                                          Broker
Nominee                For      Withheld  Against Abstain   Non-Votes

Jack J. Agresti     7,652,757    554,865    N/A     N/A       N/A
Duane E. Atkinson   7,858,460    349,162    N/A     N/A       N/A
Ray N. Atkinson     7,873,538    334,084    N/A     N/A       N/A
William E. Burch    7,783,585    424,037    N/A     N/A       N/A
J. Phillip Frazier  7,879,199    328,423    N/A     N/A       N/A
Donald R. Kayser    7,774,069    433,553    N/A     N/A       N/A
Ross J. Turner      7,782,317    425,305    N/A     N/A       N/A
John F. Whitsett    7,936,036    271,586    N/A     N/A       N/A



Table 2

                                                          Broker
                           For      Against    Abstain    Non-Votes

Approval of Amendment
 and Restatement of the
 1990 Executive Stock
 Plan                   3,925,423  2,410,530  1,193,316   876,353


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

 Exhibit No.                 Description

      10.1              1990 Executive Stock Plan as Amended and
                        Restated

      27.1              Financial Data Schedule

(b)   No reports on Form 8-K were filed during the period.

              GUY F. ATKINSON COMPANY OF CALIFORNIA
                  AND CONSOLIDATED SUBSIDIARIES


                            SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        GUY F. ATKINSON COMPANY
                              OF CALIFORNIA



                        s/ Herbert D. Montgomery
                        Senior Vice President,
                        Chief Financial Officer
                        and Treasurer

May 11, 1995