Form 10-K/A
ATKINSON GUY F CO OF CALIFORNIA
filed 1995-06-30
CIK 8137

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K/A
     (Mark One)
     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year ended December 31, 1994

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

         Securities registered pursuant to Section 12(g) of the Act:
                      COMMON STOCK, $0.01 par value
                              (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X     No____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. Yes  X    No___

   As of January 31, 1995, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $66,299,854 based on closing sale prices on the NASDAQ National Market System. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

   The number of shares of common stock, at $0.01 par value, outstanding as of January 31, 1995 was 8,950,824.

   Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Shareholders held on April 19, 1995.

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-K/A

               AMENDMENT TO APPLICATION OR REPORT
          Filed pursuant to Section 12, 13, or 15(d) of
             THE SECURITIES AND EXCHANGE ACT OF 1934

              GUY F. ATKINSON COMPANY OF CALIFORNIA

                         AMENDMENT NO. 1


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 1994
Annual Report on Form 10-K as set forth in the pages attached hereto.

          1.   Amendment to Part IV, Item 14(a)3.

          1.   Amendment to Exhibit Index.

          2.   Exhibit 24.1 - Consent of Coopers & Lybrand.

          3.   Exhibit 99.1 - Financial Statements of the
               Atkinson Retirement Stock and Investment Plan for the fiscal year ended December 31, 1994 required by Form 11-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                         GUY F. ATKINSON COMPANY OF CALIFORNIA



Date: June 29, 1995      By /s/
                              J. J. Agresti, President
                              and Chief Executive Officer

Part IV, Item 14(a)3.  Exhibits of Guy F. Atkinson Company of
California's Annual Report on Form 10-K for the fiscal year ended
December 31, 1994 is amended to add the following.


                             Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

(a) 3.    Exhibits

Exhibit
Number

24.1      Consent of Coopers & Lybrand

99.1 Financial statements of the Atkinson Retirement Stock and Investment Plan for the fiscal year ended December
          31, 1994 required by Form 11-K.

The Exhibit Index of Guy F. Atkinson Company of California's
Annual Report on Form 10-K for the fiscal year ended December 31, 1994 is amended to add the following exhibits.


Exhibit
  No.                          Description

24.1      Consent of Coopers & Lybrand dated June 29, 1995.

99.1 Financial Statements of the Atkinson Retirement Stock and Investment Plan for the fiscal year ended December
          31, 1994 required by Form 11-K.

                                                     Exhibit 24.2









               CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statement of Guy F. Atkinson Company of California on Post-Effective Amendment No. 2 to Form S-8 (File No. 33-6296) and Form S-8 (File No. 33-34891) of our report dated June 29, 1995, on our audits of the financial statements and financial statement schedules of the Atkinson Retirement Stock and Investment Plan as of December 31, 1994 and 1993, and for the year ended December 31, 1994, which report is included in this Annual Report on Form 11-K.



                                   /s/
                                          Coopers & Lybrand



San Francisco, California
June 29, 1995

                                                     Exhibit 99.1





              GUY F. ATKINSON COMPANY OF CALIFORNIA

                  ATKINSON RETIREMENT STOCK AND

                         INVESTMENT PLAN


                      FINANCIAL STATEMENTS


                    FOR THE FISCAL YEAR ENDED

                        DECEMBER 31, 1994





The financial statements attached hereto contain the financial statements for the Atkinson Retirement Stock and Investment Plan required by form 11-K.

                 ATKINSON RETIREMENT STOCK AND INVESTMENT PLAN










                   REPORT ON AUDITS OF FINANCIAL STATEMENTS
                          AND SUPPLEMENTAL SCHEDULES

                       as of December 31, 1994 and 1993
                   and for the year ended December 31, 1994

                 ATKINSON RETIREMENT STOCK AND INVESTMENT PLAN
                      FINANCIAL STATEMENTS AND SCHEDULES
                               TABLE OF CONTENTS
                                  Description

Item
1.  Financial Statements and Exhibits

                 ATKINSON RETIREMENT STOCK AND INVESTMENT PLAN
                      FINANCIAL STATEMENTS AND SCHEDULES





Item 1.          Financial Statements and Exhibits

  (a)            Financial Statements of the Plan Included Herein:

                 Report of Independent Accountants



                 Financial Statements:

                     Statements of Net Assets Available for Benefits as of
                       December 31, 1994 and 1993

                     Statement of Changes in Net Assets Available
                       for Benefits for the year ended December 31, 1994

                     Notes to Financial Statements



                 Schedules:

                     Item 27a - Schedule of Assets Held for Investment
                       Purposes as of December 31, 1994


                     Item 27d - Schedule of Reportable Transactions
                       for the year ended December 31, 1994



                 Other schedules are omitted because they are not applicable or the information required is contained in the financial statements

  (b)            Exhibits:  None

                ATKINSON RETIREMENT STOCK AND INVESTMENT PLAN
                     FINANCIAL STATEMENTS AND SCHEDULES




                                  I N D E X


                                                              Pages

Report of Independent Accountants                               2



Financial Statements:
  Statements of Net Assets Available for
         Benefits as of December 31, 1994 and 1993              3

  Statement of Changes in Net Assets Available
         for Benefits for the year ended December
         31, 1994                                               4

  Notes to Financial Statements                                5-11



Supplemental Schedules:

  Item 27a - Schedule of Assets Held for Investment
         Purposes as of December 31, 1994                     12-13


  Item 27d - Schedule of Reportable Transactions
         for the year ended December 31, 1994                 14-76

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Guy F. Atkinson Company of California:

We have audited the accompanying statements of net assets available for benefits of the Atkinson Retirement Stock and Investment Plan as of December 31, 1994 and 1993, and the related statement of changes in net assets available for benefits for the year ended December 31, 1994. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1994 and 1993, and the changes in net assets available for benefits for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules, as listed in the accompanying index, are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                        Coopers & Lybrand L.L.P.


San Francisco, California
June 29, 1995

           ATKINSON RETIREMENT STOCK AND INVESTMENT PLAN
          STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                     December 31, 1994 and 1993




               ASSETS                           1994        1993

Investments, at fair value                  $43,343,750 $44,765,923

Interest and dividends receivable               230,235     395,009

Cash                                               -        183,789

         Total assets                        43,573,985  45,344,721



              LIABILITIES

Due to brokers                                  487,355     685,743

Prefunded contributions received from
    participating company                       115,394     286,437

         Total liabilities                      602,749     972,180

Net assets available for benefits           $42,971,236 $44,372,541

           ATKINSON RETIREMENT STOCK AND INVESTMENT PLAN

     STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                for the year ended December 31, 1994




Additions:

    Contributions:
     Participants                                      $ 1,888,310
     Participating company                                 980,788

                                                         2,869,098

    Investment income:
     Dividend income                                       248,895
     Interest income                                     1,189,171
     Net appreciation in fair value of
      investments                                          483,352

                                                         1,921,418

         Total additions                                 4,790,516


Deductions:

    Benefits paid to participants                        5,925,652

    Administrative fees                                    266,169

         Total deductions                                6,191,821


           Net decrease                                 (1,401,305)


Net assets available for benefits:

    Beginning of year                                   44,372,541

    End of year                                        $42,971,236

           ATKINSON RETIREMENT STOCK AND INVESTMENT PLAN

                   NOTES TO FINANCIAL STATEMENTS



Note 1.  Summary of Significant Accounting Policies:

Basis of Accounting:

On December 1, 1987, the Atkinson Retirement Investment Plan (the Investment
Plan) was merged into the Atkinson Retirement Stock Plan (the Stock Plan) and renamed the Atkinson Retirement Stock and Investment Plan (the Plan). In accordance with the Employee Retirement Income Security Act of 1974 (ERISA), the financial statements of the Plan are prepared in conformity with generally accepted accounting principles.

Investment Valuation:

Investments traded on a national securities exchange are valued at the closing sales price on the last business day of the year; securities traded in the over-the-counter market and listed securities for which no sale was reported on that date are valued at the last reported bid price except for National Market System over-the-counter stocks which are valued at their closing market price.

The Plan presents in the Statement of Changes in Net Assets the net appreciation (depreciation) in the fair value of its investments which consists of the realized gains and losses and the unrealized appreciation (depreciation) on those investments.

Contributions:

Contributions from the Participating Company are accrued in the period when earned. The term Participating Company means Guy F. Atkinson Company (the Company), any Subsidiary, and any partnership (including joint ventures) of which the Company or a Subsidiary is the managing partner, provided that such Subsidiary or such partnership is designated as a Participating Company by the Company and has accepted such designation by adopting the Plan.

Plan Expenses:

Trustee, audit, legal, and investment management fees are paid by the Plan. All other expenses related to the operation and administration of the Plan are paid by the Company.

Other:

Purchases and sales of securities are reflected on a trade-date basis. Gain or loss on sales of securities is based on average cost.

Dividend income is recorded on the ex-dividend date. Interest income is recorded as earned on an accrual basis.


Note 2.  General Provisions of the Plan:

The Plan consists of two components: the "Stock Plan", which is a continuation of the Atkinson Retirement Stock Plan; and the "Investment Plan" which is a continuation of the Atkinson Retirement Investment Plan. The purpose of the Plan is to provide participants with retirement benefits through a program of regular savings by participants and contributions by the Participating Company.

The following is a summary of the principal provisions of the Plan:

    Participation in the Plan:

    Participation in the Plan is voluntary. Any person who is employed by a Participating Company on a salaried basis and certain non-union hourly employees are eligible to participate in the Plan following the completion of one year of service.

    Contributions Under the Stock Plan:

    Each participant in the Stock Plan is required to make basic deferred contributions at a rate of 1%, 2% or 3% of the participant's earnings. Earnings consist of salary, incentive compensation, certain bonuses and foreign service premiums.

    Each participant in the Investment Plan is required to make basic deferred contributions at a rate of 2% of the participant's earnings. Each participant who is contributing basic deferred contributions to the Investment Plan and who also is contributing basic deferred contributions at the maximum rate of 3% of earnings to the Stock Plan may contribute supplemental deferred contributions to the Investment Plan and to the Stock Plan at whole percentage rates of up to 5% of earnings. However, the total rate of a participant's supplemental deferred contributions to the Stock Plan and to the Investment Plan may not exceed 5% of earnings.




Note 2.  General Provisions of the Plan (continued):

    For each Plan year, the Participating Company is required to make Stock and Investment Plan company contributions out of current or accumulated profits in an amount matching the total basic deferred contributions to the Plan for such year.

    Trustee and Investment of Trust Funds:

    Effective December 1, 1987, the Company entered into a trust agreement with The Bank of California, National Association (the Trustee), under which such Bank acts as Trustee of a trust fund consisting of all contributions by the Participating Company and the participants in the Plan. The Trust Fund consists of two parts: the "Stock Plan Trust" and the "Investment Plan Trust." The Stock Plan Trust is invested by the Trustee primarily in stock of Guy F. Atkinson Company of California acquired through brokers at fair market value. The Trustee is also authorized at its sole discretion to invest assets of the Stock Plan Trust in United States government obligations, bank savings accounts or certificates of deposit, treasury bills and similar investments.

    Pursuant to the Investment Plan Trust the Trustee maintains three investment funds; the "Diversified Investment Fund," the "Fixed Income Fund" and the "Money Market Fund." The Diversified Investment Fund may consist of equity securities, debt securities or other investments of any kind, as selected by the Plan's investment managers, including (without limitation) shares of common and preferred stocks, corporate or municipal bonds, real property, group annuity contracts, insurance company pooled separate accounts, bank common or collective trust funds, mutual funds or other pooled investment funds. The Fixed Income Fund may be invested in corporate or municipal bonds, preferred stocks, commercial paper, bankers' acceptances, obligations of the United States, certificates of deposit, mortgage loans, savings accounts or other debt securities of any kind, including (without limitation) any group annuity contracts, bank common or collective trust funds, mutual funds and insurance company pooled separate accounts or guaranteed principal contracts. The Money Market Fund may be invested in short-term United States Treasury debt securities.

    A participant may direct the investment of employee contributions and Company contributions allocated to the participant under the Investment Plan between the Diversified Investment Fund, the Fixed Income Fund, and the Money Market Fund in multiples of 5%.

    Participants' interest in their contributions and earnings of the Trust Fund attributable thereto are fully vested and not subject to forfeiture. To the extent that a participant's interest in the Plan is attributable to contributions by the Participating Company, such interest will vest fully when the participant retires under the Plan, becomes disabled or dies.
    When a participant's employment terminates before retiring, becomes disabled or dies, the interest in the Company Contribution Account vests in increasing percentages over a 60 to 180 month period of service after which time the interest is fully vested. Additionally, any part of a participant's interest in the Plan which is not vested when participation ceases constitutes a forfeiture and as of January 1, 1991 reverts to the Company. Balances of participant accounts forfeited during the years ended December 31, 1994 and 1993 were $173,312 and $209,446, respectively. After the participant incurs a "One Year Break in Service," as defined in the Plan, such forfeitures revert to the Company.

Note 3.  Investments:

    Investments consist of the following:

                                  December 31, 1994              December 31, 1993
                                Fair Market                    Fair Market
                                   Value           Cost           Value          Cost
  Short-term investments       $ 7,218,882    $ 7,218,882      $ 3,247,930     $ 3,247,930

  Corporate bonds                2,405,697      2,443,473           -               -

  U.S. Government bonds          8,346,239      8,638,003       16,550,900      15,565,246

  Common stocks                 11,054,452     10,918,984       12,495,675      11,415,873

  Common stock of Guy F.
   Atkinson Company
   of California                14,318,480     17,614,142       12,471,418      18,811,734

                               $43,343,750    $46,833,484      $44,765,923     $49,040,783

  During 1994, the Plan's investments (including investments bought, sold, and held during the year) appreciated/ (depreciated) in value as follows:

  U.S. Government bonds                                $(1,499,046)

  Common stocks                                           (520,080)

  Common stock of Guy F. Atkinson
      Company of California                              2,502,478

                                                       $   483,352

Note 4.  Allocation to Investment Programs:

The following represents the net assets as of December 31, 1994 and the changes in net assets for the year then ended by investment program:

                                                                         Investment Plan Trust
                                                       Stock       Diversified      Fixed      Money
                                                       Plan        Investment       Income     Market
                                        Total          Trust          Fund           Fund       Fund
Additions:
    Contributions:
         Participants               $ 1,888,310    $   768,375    $   961,466    $  128,816   $  29,653
     Participating Company              980,788        578,955        341,678        48,283      11,872
                                      2,869,098      1,347,330      1,303,144       177,099      41,525
    Investment income:
     Dividend income                    248,895                       248,895
     Interest income                  1,189,171          2,096        965,040       203,156      18,879
     Net appreciation/(depreciation)
        on investments                  483,352      2,502,478     (1,760,129)     (258,997)
                                      1,921,418      2,504,574       (546,194)      (55,841)     18,879

        Total additions               4,790,516      3,851,904        756,950       121,258      60,404

Deductions:
    Benefits paid to
       participants                   5,925,652      1,844,331      3,568,192       488,162      24,967

    Administrative fees                 266,169         19,461        224,563        21,430         715
        Total deductions              6,191,821      1,863,792      3,431,709       621,730     274,590
    Fund transfers                         -              -          (361,046)      112,138     248,908
Net assets available for
     benefits:
    Beginning of year                44,372,541      12,145,284    28,380,039     3,517,005     330,213
    End of year                     $42,971,236     $14,133,396   $25,705,280    $3,016,533   $ 116,027

Number of employees under
     each investment program                            411           392           162           49

Note 5.  Prefunded Contributions:

During 1988, the Company prefunded future Participating Company contributions to the Plan by a transfer of funds from the Company's terminated defined benefit plan.

At December 31, 1994, the initial prefunding has been reduced to $115,394 by offsetting contributions due from the Participating
Company.


Note 6.  Income Tax Status of the Plan:

The Plan is designed to constitute a qualified plan under section 401(a) and 401(k) of the Internal Revenue Code and is therefore considered to be exempt from federal income taxes under section 501(a). A favorable determination letter has been received from the Internal Revenue Service relating to the Plan amendments through April 21, 1989. The income tax status of each participant with respect to their investment in the Plan is described in information submitted to them and generally such amounts are tax deferred until distribution.


Note 7.  Plan Termination:

The Plan Agreement provides that in the event the Plan is terminated, no part of the Trust Fund shall revert to the Participating Company or be used for or diverted to purposes other than the exclusive purpose of providing benefits to participants and beneficiaries who have an interest in the Plan and of defraying the reasonable expenses of termination. Upon termination of the Plan or upon complete discontinuance of contributions under the Plan, the right of each participant to such Participant's Company Contribution Account shall be 100% vested and nonforfeitable. The right of each participant to the Participant's Employee Contribution Account shall at all times be 100% vested and nonforfeitable. Upon termination of the Plan, the Trust shall continue until the Trust Fund has been distributed as discussed in the Plan Agreement and Summary Plan Description.

Note 8.  Reconciliation of Financial Statements to Form 5500:

    Benefits paid to participants per
     financial statements                    $ 5,925,652

    Add: Amounts allocated to withdrawing
     participants at December 31, 1994           786,989

    Less: Amounts allocated to withdrawing
     participants at December 31, 1993        (1,216,362)

    Benefits paid to participants per
     Form 5500                               $ 5,496,279


    Net assets available for
    benefits per financial statement         $42,971,236

    Distribution payable                         786,989

    Net assets available for
    benefits per Form 5500                   $42,184,247

                       ATKINSON RETIREMENT STOCK AND INVESTMENT PLAN
                ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                                     December 31, 1994

                                                                           Fair
                                           Number                          Market
                                          of Units          Cost           Value
Short-Term Investments:
    Highmark U S Treasury                $6,520,864    $ 6,520,864     $ 6,520,864
    Highmark Diversified                     88,205         88,205          88,205
    Money Market Trust                      609,813        609,813         609,813

                                                         7,218,882       7,218,882
                                           Shares or
                                           Principal
                                             Amount
Corporate Bonds:
  Bear Stearns Con 4.8%, 03/09/99            500,000       501,250         498,750
  Federal Natl Mtg Assn                      300,000       323,250         314,718
  Goldman Sachs Group 6.75%, 04/20/2000      400,000       380,888         389,000
  McDonnell Douglas Fin 9.3%, 09/11/2002     450,000       457,304         450,104
  Student Ln Marketing Assn                  500,000       500,000         500,000
  Washington Mut Inc                          15,000       280,781         253,125

                                                         2,443,473       2,405,697

U.S. Government Bonds:
    United States Treasury Bills             500,000       492,456         492,360
    United States Treasury Notes
         4.25% 1/31/95                       720,000       720,788         719,302
    United States Treasury Notes
         4.75% 10/31/98                      100,000        92,031          89,875
    United States Treasury Notes
         5.125% 11/30/98                   1,050,000     1,053,938         955,175
    United States Treasury Notes
         6.5% 09/30/96                     1,675,000     1,669,218       1,644,649
    United States Treasury Notes
         7.125% 09/30/99                   1,120,000     1,093,225       1,088,506
    United States Treasury Notes
         7.25% 08/15/2022                    625,000       599,705         576,756
    United States Treasury Notes
         7.5% 11/15/2016                     500,000       492,969         474,375
    United States Treasury Notes
         8.25% 07/15/98                    1,000,000     1,041,956       1,011,880
    United States Treasury Notes
         8.875% 02/15/99                   1,250,000     1,381,717       1,293,361

                                                         8,638,003       8,346,239

Stock, Common, preferred and foreign:
    ABT Bldg Prods Inc Com                     8,000       213,000         112,000
    Advanta Crop CI B                          3,200       108,317          80,800
    AMR Corp Del Com                           1,000        57,151          53,250
    Apache Corp Com                            2,200        56,870          55,000
    Automotive Inds Hlds                       6,500       179,563         131,625
    Avalon PPTYS Inc Com                       2,800        65,667          64,400
    Baker Hughes Inc Com                       2,800        57,330          51,100
    BMC Software Inc Com                       5,600       238,245         318,500
    British Pet PLC Amern (1)                    700        55,698          55,913
    Caremark Intl Inc Com                     15,000       271,200         256,875
    Cato Corp New Lc A                        14,800       174,862         107,300
    Chemical Bkg Corp Com                      6,000       214,980         215,250
    Citi Corp Com                              7,200       285,098         297,900
    ComCast Corp CI A                          3,200        58,651          49,200
    Conagra Inc Com                            1,800        58 661          56,250
    CBS Inc Com                                  725        39,745          40,056
    CSX Corp Com                                 800        61,726          55,700
    Dayton Hudson Corp Com                       700        53,620          49,525
    Dresser Inds Inc Com                       3,600        83,385          67,950
    Eastman Chem Co                            1,200        61,920          60,600
    Elsag Bailey Proc Automation N V Com (1)   7,600       156,408         187,150
    Emphesys Fini Group Inc Com                8,900       198,703         282,575
    Federal Home Ln Mtg Corp Com               5,300       228,572         267,650
    Federal Natl Mtg Assn Com                  1,500        98,867         109,313
    Foundation Health Corp Com                 3,200       109,056          99,200
    Greenfield Insc Inc Del Com               11,000       221,375         264,000
    Healthcare Compare Corp Com                2,000        40,644          68,250
    Homedco Group Inc Com                      2,800        92,050         105,350
    Homestake Mng Co Com                       4,100        85,269          70,213
    IBM Corp Com                               1,400        87,985         102,900
    IBP Inc Com                                2,000        59,200          60,500
    Integrated Device Technology               5,000       116,027         148,125
    Intel Corp Com                             4,400       278,682         281,050
    ISCO Sys Inc Com                           9,900       213,557         347,738
    JDN Realty Corp Com                        7,000       152,810         140,000
    JP Realty Inc Com                         11,000       218,855         231,000
    Keycorp New Com                            3,900       118,775          97,500
    KN Energy Inc Co.                          5,300       122,949         125,875
    Komag Inc Com                              1,300        28,633          33,963
    Life USA Hldg Inc Com New                 10,200       112,838          73,950
    Living Ctrs Amer Inc Com                  10,000       264,300         333,750
    McDonnell Douglas Corp Com                   500        54,488          71,000
    Medtronic Inc Com                          1,100        45,170          61,188
    Midlantic Corp Com                         4,700       138,620         124,550
    Morotola Inc Com                           1,100        52,312          63,800
    Musicland Stores Corp Com                  7,000       127,177          63,000
    Nabors Inds Inc Com                       16,900       127,542         109,850
    National Grypsum Co New Com                6,900       276,913         281,175
    National Semiconductor Corp Com           11,000       207,589         214,500
    Newbridge Networks Corp                    5,800       168,418         221,850
    Nordstrom Inc Com                          1,300        59,352          54,600
    NWNL Cos Inc Com                           6,700       195,665         194,300
    Octel Communications Corp                  7,500       177,563         155,625
    Om Group Inc Co                            4,200        81,900         100,800
    Omnicom Grp Inc Com                          900        41,828          46,575
    Paragon Trade Brands Inc Com               4,900       146,167          64,925
    Phillips lectrs N V NY (1)                 1,600        44,560          47,000
    Premark Intl Inc Com                       5,100       178,911         228,225
    Price/Costco Inc Com                      15,100       250,175         194,413
    Protective Life Corp Com                   3,500       149,705         170,188
    Quanex Corp Com                            7,500       149,875         171,563
    Rival Co Com                               7,500       155,313         131,250
    Roosevelt Finl Group (2)                   3,500       234,500         207,375
    Scitex Ltd Ord (1)                         5,400       121,019          89,775
    SGS Thomson Microelectronics               7,100       154,993         161,525
    Safeway Inc Com New                        2,400        61,074          76,500
    Scientific Atlanta Com                     2,600        57,657          54,600
    Stant Corp Com                             9,300       142,738         137,175
    Stewart & Stevenson Svcs                   5,100       179,550         175,950
    Telefonds De Mexico SA (1)                 3,900       225,391         159,900
    Trinity Inds Inc Com                       5,200       171,495         163,800
    Union Carbide Corp Com                     2,900        91,456          85,188
    US Robotics Inc Com                        2,700        77,161         116,775
    Vastar Res Inc Com                         7,800       223,899         194,025
    Vesta Ins Group Inc Com                   11,000       241,280         313,500
    Viacom Inc CI A                              176         6,923           7,326
    Viacom Inc CI B                            1,333        49,310          54,320
    Viacom Inc Variable Con Rt                 2,200         3,025           2,475
    VLSI Technology Inc Com                    8,800       109,538         105,600
    Warnaco Group Inc CI A                     2,400        39,720          41,400
    Warner Lambert Co Com                        900        63,315          69,300
    Weatherford Intl Inc Com                  30,000       264,279         292,500
    Whirlpool Corp Com                         3,300       170,174         165,820

                                                        10,918,984      11,054,452
Common Stock of Guy F. Atkinson
       Company of California               1,431,848    17,614,142      14,318,480

Total Stock                                             28,533,126      25,372,932


Total Investment                                       $46,833,484     $43,343,750

Note:  1 foreign stock                                     603,076         539,738
Note:  2 preferred stock                                   234,500         207,375