Form 10-Q
period 1995-06-30
ATKINSON GUY F CO OF CALIFORNIA
filed 1995-08-11
CIK 8137

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549


                               FORM 10-Q


       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended June 30, 1995

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

                                       Yes  X  No
Common stock as of August 11, 1995
  Issued and outstanding - 8,951,154 shares

                 ATKINSON COMPANY OF CALIFORNIA
                     AND SUBSIDIARY COMPANIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets                    June 30,  December 31,
  (thousands of dollars)                        1995         1994
                                             (unaudited)
        ASSETS

Current Assets:
  Cash and short-term investments              $ 73,310      $ 78,441
  Accounts receivable                            43,210        33,150
  Costs and estimated earnings in excess
    of billings                                   2,646         4,338
  Inventories and unamortized costs on
    contracts in progress                        19,171        20,062
  Investments in joint ventures                  37,600        40,503
  Deferred income taxes                              12            23
  Other current assets                            3,663         3,163
      Total current assets                      179,612       179,680
Property, plant and equipment, at cost           48,749        51,896
  Less accumulated depreciation                  25,723        34,345
                                                 23,026        17,551
Deferred income taxes                                90            88
Other assets                                      3,663         2,395

                                              $ 206,391      $199,714
        LIABILITIES

Current Liabilities:
  Notes payable, including current
    portion of long-term obligations          $     563     $     662
  Accounts payable                               54,708        43,998
  Billings in excess of costs and
    estimated earnings                           35,231        16,920
  Accrued expenses                               22,424        24,240
  Accrued federal & foreign income taxes          4,232         6,953
  Due to joint ventures                             127           103
      Total current liabilities                 117,285        92,876

Long-term obligations, less current portion       1,886         2,199
Postemployment benefit obligations and
  postretirement health care obligations          7,651         7,651
      Total liabilities                         126,822       102,726

     STOCKHOLDERS' EQUITY

Capital stock                                     1,894         1,894
Paid-in capital                                  12,857        13,185
Accumulated translation adjustment               (4,600)       (5,249)
Unearned compensation                              (375)         (736)
Retained earnings                                69,793        87,894

                                                 79,569        96,988
                                              $ 206,391     $ 199,714
See accompanying notes

                   GUY F. ATKINSON COMPANY OF CALIFORNIA
                          AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations (unaudited)
  (thousands of dollars except
  per share amounts)
                                                 Quarter Ended           Six Months Ended
                                                    June 30,                 June 30,

                                             1995         1994         1995        1994

Revenue                                     $ 86,434     $123,429     $176,172     $250,600

Cost of revenue                               79,170      116,393      161,970      237,715

Gross margin                                   7,264        7,036       14,202       12,885

General and administrative expense             8,882        9,158       17,687       17,667

  (Loss) from operations                      (1,618)      (2,122)      (3,485)      (4,782)

Other income (expense), net:
  Interest expense                               (57)        (653)        (258)      (1,520)
  Miscellaneous, net                           2,086         (118)       3,216          823

     Total other income (expense), net         2,029         (771)       2,958         (697)

  Income (loss) from continuing operations
    before taxes and the cumulative
    effect of changes in accounting              411       (2,893)        (527)      (5,479)

(Benefit) for income taxes
  (based on estimated annual
   effective tax rates)                         (310)        (229)        (261)        (686)

  Income (loss) from continuing operations
    before the cumulative effect of
    changes in accounting                        721       (2,664)        (266)      (4,793)

  Discontinued operations,
    net of income taxes                          -          1,670         -           3,041

  Income (loss) before the cumulative
    effect of changes in accounting              721         (994)        (266)      (1,752)

Cumulative effect of changes in accounting:
     Postemployment benefit costs                -           -           -             (739)


       Net income (loss)                    $    721     $   (994)    $   (266)    $ (2,491)



See accompanying notes

                    GUY F. ATKINSON COMPANY OF CALIFORNIA
                          AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations (unaudited), continued
  (thousands of dollars except
  per share amounts)

                                                Quarter Ended           Six Months Ended
                                                   June 30,                  June 30,
                                              1995         1994         1995         1994
Income (loss) per share of common stock
  from continuing operations before
  the cumulative effect of changes
  in accounting                             $   0.08     $  (0.30)    $  (0.03)    $ (0.54)

Income per share of common stock
  from discontinued operations                   -           0.19          -          0.34

Income (loss) per share of common stock
  before the cumulative effect of
  changes in accounting                         0.08        (0.11)       (0.03)      (0.20)

Cumulative effect of changes in
  accounting per share                           -           -             -         (0.08)

Net income (loss) per share                 $   0.08     $  (0.11)    $  (0.03)   $  (0.28)

Average number of shares and
  common stock equivalents utilized
  in net income per share calculations         9,033        8,780        8,917       8,827



















See accompanying notes

                    GUY F. ATKINSON COMPANY OF CALIFORNIA
                          AND SUBSIDIARY COMPANIES

Consolidated Statements of Cash Flows (unaudited)
  (thousands of dollars)                                        Six Months Ended June 30,

                                                                      1995            1994
Operating activities:
  Net (loss)                                                       $   (266)       $  (2,491)
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
      Income from discontinued operations                                -            (3,041)
      Depreciation, depletion and amortization                        1,242            1,076
      Deferred income taxes                                               7                3
      Net (gain) on dispositions of property, plant
        and equipment                                                (2,821)            (499)
      Cumulative effect of changes in accounting                         -               739
      Changes in operating assets and liabilities:
        Accounts receivable                                         (10,084)          11,286
        Inventories and unamortized costs                               865            1,258
        Investments in joint ventures                                 2,918           (3,663)
        Other current assets                                           (505)          (1,767)
        Accounts payable and accrued expenses                         9,010            7,540
        Accrued income taxes                                         (2,682)              76
        Billings in excess of costs and estimated
          earnings, net                                              20,002           (2,115)
        Other, net                                                       55             (113)
        Net cash provided by operating activities
          from continuing operations                                 17,741            8,289
        Net cash (used in) operating activities
          from discontinued operations                                   -            (8,844)

        Net cash provided by (used in) operating activities          17,741             (555)

Investing activities:
  Property, plant and equipment expenditures                        (10,470)            (862)
  Proceeds from dispositions of property, plant
    and equipment                                                     6,651              568
  Decrease (increase) in other assets, net                           (1,269)            (718)
  Net investing activities of discontinued operations                    -            (1,569)

  Net cash (used in) investing activities                            (5,088)          (2,581)

Financing activities:
  Cash dividends paid                                               (17,835)              -
  Short-term borrowing repayments, net                                   -             4,653
  Long-term debt repayments                                            (412)            (294)

  Net cash by (used in) financing activities                        (18,247)           4,359

Effect of exchange rate changes on cash                                 463           (1,205)

Net increase (decrease) in cash and short-term
  investments                                                      $ (5,131)        $     18
Supplementary information:
  Cash paid during the period for:
    Interest                                                       $    293         $    801
    Federal, foreign and state income taxes                           3,857             (523)





See accompanying notes

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
                                     Quarter Ended  Six Months Ended
                                     June 30, 1994   June 30, 1994

        Revenue                         $ 49,170       $ 91,877

        Income from discontinued
          operations before taxes          2,726          4,880

        Provision for income taxes         1,056          1,839

        Income from discontinued
          operations                    $  1,670       $  3,041

        Income per share of common stock
          from discontinued operations  $   0.19       $   0.34

               GUY F. ATKINSON COMPANY OF CALIFORNIA

                   AND CONSOLIDATED SUBSIDIARIES

              Notes to Condensed Financial Statements

               (all dollar amounts are in thousands)


3.      The major classifications of inventory are as follows:


                                       June 30,    December 31,
                                        1995          1994

        Construction materials, parts
          and supplies                 $  3,208      $ 3,724

        Unamortized costs on contracts
          in progress                    15,963       16,338

                                       $ 19,171      $20,062


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

               GUY F. ATKINSON COMPANY OF CALIFORNIA
                   AND CONSOLIDATED SUBSIDIARIES
              Notes to Condensed Financial Statements

               (all dollar amounts are in thousands)



6.      (continued)


        In the event that performance goals are not achieved, the restricted shares are progressively subject to forfeiture. The market value of the outstanding restricted shares has been recorded as unearned stock grant compensation, a separate component of stockholders' equity. The unearned compensation will be charged to general and administrative expense as the performance goals are met. At June 30, 1995 no such amounts have been charged.

        At June 30, 1995, the company had options outstanding with respect to 735,152 shares of common stock at exercise prices ranging from $6.55 to $11.95 per share. The right to exercise these options vests progressively over a four year period commencing with the date of issue and expiring ten years from the date of issue. In addition, there were stock warrants outstanding for 387,500 shares of common stock with an exercise price of $7.00 expiring in 1998.

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

8. On March 7, 1995, a complaint asserting breach of contract and other wrongdoing in connection with the company's sale of its manufacturing subsidiary, Lake Center Industries, Inc., was filed against the company and its financial advisor by an unsuccessful bidder for Lake Center. The plaintiffs allege they have suffered actual damages of $290 in connection with preparing their bid and also seek to recover $7,000 on a theory of unjust enrichment, together with an additional $10,000 in punitive damages. The company will vigorously defend this suit, which it believes to be without merit and further believes that the outcome will not have a material adverse effect on its financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (all dollar amounts are in thousands unless otherwise stated)


Quarter ended June 30, 1995 vs. quarter ended June 30, 1994


    Revenue:   The company's revenue of $86 million in the second
quarter of 1995 was 30% lower than the corresponding figure of $123 million in the second quarter of 1994. This reduction in revenue was attributable to the completion of certain industrial construction projects in 1994, while new contract awards (amounting to $360 million in the first two quarters of 1995) are not yet making a significant contribution to revenue. The backlog of uncompleted contracts amounted to $495 million at June 30, 1995, representing an increase of 65% over the restated June 30, 1994 backlog of $300 million. The restatement of June 30, 1994 backlog is in respect of a $293 million contract award which was removed from backlog due to its unlikely prospects of proceeding.

    Gross margin:    The company's gross margin of $7,264
increased by 3% in the second quarter of 1995 over the corresponding $7,036 in 1994. The percentage of gross margin to revenue increased to 8.4% in 1995 from 5.7% in 1994 reflecting a more profitable mix of construction contracts in 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

    General and administrative expense:   General and
administrative expenses of $8,882 were 3% lower than the corresponding figure of $9,158 in 1994. This was due to reductions in corporate overhead expense implemented in the fourth quarter of 1994, somewhat offset by the cost of increased construction business development efforts for Asia, the Middle East and South America, as well as the ongoing costs of implementation of the company's new accounting and information systems.

    Other income (expense):   Interest expense decreased to $57 in
the second quarter of 1995, from $653 in the second quarter of 1994, primarily due to the company having retired all of its short-term debt in the fourth quarter of 1994. Miscellaneous income of $2,086 in 1995 was principally due to gains from the disposition of property and other surplus assets, amounting to $1,900, together with interest income net of losses on foreign exchange.

    Income taxes and net income:   The company had income from
continuing operations before taxes and the cumulative effect of changes in accounting of $411 in 1995 compared to a loss of $2,893

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

in 1994. Income taxes gave rise to a benefit of $310 in 1995 compared to a benefit of $229 in 1994. The 1995 tax benefit was due to the recovery of foreign income taxes previously paid, while the 1994 tax benefit was due to the allocation of income taxes to discontinued operations.

    In 1994, discontinued operations, net of income taxes, provided income of $1,670.

    Net income for the second quarter of 1995 was $721, compared to a net loss of $994 for the corresponding period of 1994.

Six months ended June 30, 1995 vs. six months ended June 30, 1994

    Revenue:   The company's revenue of $176 million was 30% lower
than the corresponding figure of $251 million in 1994, for the same reasons outlined in the previous discussion of revenue for the quarter ended June 30, 1995.

    Gross margin:   The company's gross margin of $14,202
increased by 10% in the six month period of 1995 over the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

corresponding figure of $12,885 in 1994. The percentage of gross margin to revenue improved to 8.1% in 1995 from 5.1% in 1994 reflecting the company's increasing focus on higher margin construction projects.

    General and administrative expense:   General and
administrative expense of $17,687 was essentially unchanged from the $17,667 recorded in 1994. The effect of reduced corporate overhead was offset by increased business development efforts as noted in the discussion of general and administrative expense for the quarter.

    Other income (expense):   Interest expense declined to $258 in
1995 from $1,520 in 1994 due to the absence of short-term debt on the company's balance sheet in 1995. Miscellaneous income of $3,216 in 1995 was attributable to gains from the disposition of surplus assets of $1,900 and net interest income of $1,826, less foreign exchange losses and other miscellaneous expenses of $510. In 1994, miscellaneous income of $823 was derived from gains on asset sales of $450, together with foreign exchange gains and other miscellaneous income of $373.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

    Income taxes and net income:    The company had a loss from
continuing operations before taxes and the cumulative effect of changes in accounting of $527 in 1995 compared to a loss of $5,479 in 1994. Income taxes resulted in a benefit of $261 in 1995 compared to a benefit of $686 in 1994. The 1995 tax benefit was due to the recovery of foreign income taxes previously paid, while the 1994 tax benefit was due to the allocation of income taxes to discontinued operations.

    In 1994, discontinued operations, net of income taxes, provided income of $3,041, while the adoption of Statement of Financial Accounting Standards No. 112 resulted in an accounting charge of $739.

    Net loss for the six month period of 1995 was reduced to $266 from $2,491 in the corresponding period of 1994.

Liquidity and Capital Resources

    The company's operating activities generated cash of $17,741 in the six month period of 1995 compared with $8,289 from

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

continuing operating activities in the comparable period of 1994. Net investing activities in 1995 used $5,088 of cash, which, together with a special $2.00 per share dividend payment (amounting to $17,835) resulted in a net decrease in cash and short-term investments of $5,131. In 1994, the cash from continuing operating activities of $8,289, together with net borrowings of $4,359, were used to fund investing activities and discontinued operations.

    As of June 30, 1995, the company's short-term lines of credit amounted to approximately $33,644. The availability of these lines of credit is reduced by any letters of credit outstanding under the lines. At June 30, 1995, the company had no outstanding borrowings and $6,982 in outstanding letters of credit.

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

                         August 11, 1995