Form 10-Q
period 1995-09-30
ATKINSON GUY F CO OF CALIFORNIA
filed 1995-11-13
CIK 8137

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-Q


       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended September 30, 1995

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

                                       Yes  X  No

Common stock as of November 9, 1995
  Issued and outstanding - 8,951,154 shares

             GUY F. ATKINSON COMPANY OF CALIFORNIA
                     AND SUBSIDIARY COMPANIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets                September 30,  December 31,
  (thousands of dollars)                       1995           1994
                                           (unaudited)
       ASSETS
Current Assets:
  Cash and short-term investments             $ 51,073      $ 78,441
  Accounts receivable                           59,325        33,150
  Costs and estimated earnings in excess
    of billings                                  4,537         4,338
  Inventories and unamortized costs on
    contracts in progress                       18,798        20,062
  Investments in joint ventures                 37,551        40,503
  Deferred income taxes                             12            23
  Other current assets                           3,337         3,163
      Total current assets                     174,633       179,680
Property, plant and equipment, at cost          53,855        51,896
  Less accumulated depreciation                 26,569        34,345
                                                27,286        17,551
Deferred income taxes                               92            88
Other assets                                     3,287         2,395
                                              $205,298      $199,714
       LIABILITIES

Current Liabilities:
  Notes payable, including current
    portion of long-term obligations          $    859      $     662
  Accounts payable                              52,402         43,998
  Billings in excess of costs and
    estimated earnings                          35,348         16,920
  Accrued expenses                              20,740         24,240
  Accrued federal & foreign income taxes         4,389          6,953
  Due to joint ventures                            178            103
      Total current liabilities                113,916         92,876

Long-term obligations, less current portion      2,140          2,199
Postemployment benefit obligations and
  postretirement health care obligations         7,651          7,651
      Total liabilities                        123,707        102,726

       STOCKHOLDERS' EQUITY

Capital stock                                    1,895          1,894
Paid-in capital                                 13,075         13,185
Accumulated translation adjustment              (3,997)        (5,249)
Unearned compensation                             (390)          (736)
Retained earnings                               71,008         87,894

                                                81,591         96,988
                                              $205,298      $ 199,714
See accompanying notes

                 GUY F. ATKINSON COMPANY OF CALIFORNIA
                        AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations (unaudited)
  (thousands of dollars except
  per share amounts)
                                       Quarter Ended     Nine Months Ended
                                       September 30,       September 30,

                                       1995      1994      1995      1994
Revenue                             $ 91,364  $109,942  $267,536   $360,542
Cost of revenue                       80,546   108,034   242,516    345,749
Gross margin                          10,818     1,908    25,020     14,793
General and administrative expense     9,736     7,789    27,423     25,456
  Income (loss) from operations        1,082    (5,881)   (2,403)   (10,663)

Other income (expense), net:
  Interest expense                      (172)     (741)     (430)    (2,494)
  Miscellaneous, net                     599      (978)    3,815         78

     Total other income (expense), net             427    (1,719)     3,385    (2,416)

  Income (loss) from continuing operations
    before taxes and the cumulative
    effect of changes in accounting    1,509    (7,600)      982    (13,079)

Provision (benefit) for income taxes
  (based on estimated annual
   effective tax rates)                  294       100        33       (586)

  Income (loss) from continuing operations
    before the cumulative effect of
    changes in accounting              1,215    (7,700)      949    (12,493)

  Discontinued operations:
    Income from discontinued operations,
      Net of income taxes               -          396      -         3,437
    Gain on disposal of discontinued
      business unit                     -                  2,611       -             2,611

                                                  -        3,007       -        6,048

  Income (loss) before the cumulative
    effect of changes in accounting    1,215    (4,693)      949     (6,445)

Cumulative effect of changes in accounting:
     Postemployment benefit costs       -         -         -          (739)


      Net income (loss)             $  1,215  $ (4,693) $    949   $ (7,184)






See accompanying notes

                   GUY F. ATKINSON COMPANY OF CALIFORNIA
                          AND SUBSIDIARY COMPANIES


Consolidated Statements of Operations (unaudited), continued
  (thousands of dollars except
  per share amounts)
                                           Quarter Ended         Nine Months Ended
                                           September 30,            September 30,

                                           1995      1994          1995     1994
Income (loss) per share of common stock
  from continuing operations before
    the cumulative effect of
    changes in accounting              $   0.13   $  (0.87)    $   0.10  $  (1.41)

Income per share of common stock
  from discontinued operations              -         0.34          -        0.68
Income (loss) per share of common stock
  before the cumulative effect of
  changes in accounting                    0.13      (0.53)        0.10     (0.73)

Cumulative effect of changes in
  accounting per share                      -          -            -       (0.08)

Net income (loss) per share            $   0.13   $  (0.53)    $   0.10  $  (0.81)

Average number of shares and
  common stock equivalents utilized
  in net income per share calculations    9,231      8,877        9,157     8,877
























See accompanying notes

                    GUY F. ATKINSON COMPANY OF CALIFORNIA
                          AND SUBSIDIARY COMPANIES

Consolidated Statements of Cash Flows (unaudited)
  (thousands of dollars)                                 Nine Months Ended September 30,
                                                                1995         1994
Operating activities:
  Net income (loss)                                         $    949     $  (7,184)
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
      (Income) from discontinued operations                      -          (3,437)
      (Gain) on disposition of discontinued business unit        -          (2,611)
      Depreciation, depletion and amortization                 2,642         1,619
      Deferred income taxes                                        1          (871)
      Net (gain) on dispositions of property, plant
        and equipment                                         (2,954)         (708)
      Cumulative effect of changes in accounting                 -             739
      Changes in operating assets and liabilities:
        Accounts receivable                                  (26,230)        4,110
        Inventories and unamortized costs                      1,203         5,384
        Investments in joint ventures                          3,006        (5,393)
        Other current assets                                    (187)       (1,327)
        Accounts payable and accrued expenses                  5,335         8,647
        Accrued income taxes                                  (2,474)        1,324
        Billings in excess of costs and estimated
          earnings, net                                       18,228         3,281
        Other, net                                               (87)         (116)
        Net cash provided by (used in) operating activities
          from continuing operations                            (568)        3,457
        Net cash (used in) operating activities
          from discontinued operations                            -       ( 11,031)

        Net cash (used in) operating activities                 (568)       (7,574)

Investing activities:
  Property, plant and equipment expenditures                 (16,211)       (1,178)
  Proceeds from dispositions of property, plant
    and equipment                                              6,932         1,516
  (Increase) in other assets, net                               (894)         (607)
  Net proceeds from disposition of discontinued business unit     -          7,802
  Net investing activities of discontinued operations             -           (197)
  Net cash provided by (used in) investing activities       ( 10,173)        7,336

Financing activities:
  Cash dividends paid                                        (17,835)           -
  Short-term borrowing                                            -          1,778
  Long-term borrowing (repayments), net                          138          (430)
  Net cash provided by (used in) financing activities       ( 17,697)        1,348
Effect of exchange rate changes on cash                        1,070          (390)

Net increase (decrease) in cash and short-term
  investments                                               $(27,368)     $    720
Supplementary information:
  Cash paid during the period for:
  Interest                                                  $    451      $  4,030
  Federal, foreign and state income taxes                      3,675         1,741
  Common stock contributed to pension plan                        -            969
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

   The summarized results of discontinued operations were as follows:

                                          Quarter Ended      Nine Months Ended
                                        September 30, 1994   September 30,1994


    Revenue                                  $ 45,302            $137,179

    Income from discontinued operations
      before taxes                              1,009               5,889
    Provision for income taxes                    613               2,452

    Income from discontinued operations      $    396            $  3,437


    Income per share of common
     stock from discontinued operations      $   0.05            $   0.39


    Gain on disposal of producing oil
      and gas properties before taxes        $  4,740            $  4,740
    Provision for income taxes                  2,129               2,129
    Gain on disposal of producing oil
     and gas properties                      $  2,611            $  2,611

    Gain on disposal of producing oil
      and gas properties per share of
       common stock                          $   0.29            $   0.29

                 GUY F. ATKINSON COMPANY OF CALIFORNIA

                     AND CONSOLIDATED SUBSIDIARIES

                Notes to Condensed Financial Statements

                 (all dollar amounts are in thousands)


3.   The major classifications of inventory are as follows:


                                       September 30,       December 31,
                                           1995                1994

     Construction materials,
       parts and supplies                $ 2,501             $ 3,724

     Unamortized costs on
       contracts in progress              16,297              16,338

                                         $18,798             $20,062

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

                GUY F. ATKINSON COMPANY OF CALIFORNIA
                     AND CONSOLIDATED SUBSIDIARIES
                Notes to Condensed Financial Statements

                 (all dollar amounts are in thousands)



6.   (continued)


     In the event that performance goals are not achieved, the restricted shares are progressively subject to forfeiture. The market value of the outstanding restricted shares has been recorded as unearned stock grant compensation, a separate component of stockholders' equity. The unearned compensation will be charged to general and administrative expense as the performance goals are met. At September 30, 1995 no such amounts have been charged.

     At September 30, 1995, the company had options outstanding with respect to 705,902 shares of common stock at exercise prices ranging from $6.55 to $11.95 per share. The right to exercise these options vests progressively over a four year period commencing with the date of issue and expiring ten years from the date of issue. In addition, there were stock warrants outstanding for 387,500 shares of common stock with an exercise price of $7.00 expiring in 1998.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (all dollar amounts are in thousands unless otherwise stated)


Quarter ended September 30, 1995 vs. quarter ended September 30, 1994



    Revenue:   The company's revenue of $91 million in the third
quarter of 1995 was 17% lower than the corresponding figure of $110 million in the third quarter of 1994. This reduction in revenue was attributable to the completion of certain industrial construction projects in 1994, while new contract awards (amounting to $427 million in the first three quarters of 1995) are only beginning to make a contribution to revenue. The backlog of uncompleted contracts amounted to $471 million at September 30, 1995, representing an increase of 91% over the restated September 30, 1994 backlog of $246 million. The restatement of September 30, 1994 backlog is in respect of a $293 million contract award which was removed from backlog due to its unlikely prospects of proceeding.

    Gross margin:    The company's gross margin of $10,818 increased
almost sixfold in the third quarter of 1995 over the corresponding $1,908 in 1994. Gross margin in 1994 was adversely impacted by a

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

contract dispute settlement and cost overruns, together amounting to $3,700. The improvement in 1995 gross margins reflect a more profitable mix of construction contracts in 1995.

    General and administrative expense:   General and administrative
expenses of $9,736 were 25% higher than the corresponding figure of $7,789 in 1994. This was due to the company's increased bidding activities together with ongoing business development efforts in both the construction and water and wastewater treatment businesses. Corporate expense continues to run at a lower rate in 1995 than in 1994 due to cost reduction efforts implemented in the fourth quarter of 1994.


     Other income (expense):   Interest expense decreased to $172 the
third quarter of 1995, from $741 in the third quarter of 1994, primarily due to the company having retired all of its short-term debt in the fourth quarter of 1994. Miscellaneous income of $599 in 1995 is primarily interest income on short-term investments. Miscellaneous expense of $978 in 1994 resulted from the write-down of an investment together with losses on foreign exchange.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

    Income taxes and net income:   The company had income from
continuing operations before taxes and the cumulative effect of changes in accounting of $1,509 in 1995 compared to a loss of $7,600 in 1994. Income taxes gave rise to an expense of $294 in 1995 compared to an expense of $100 in 1994. The 1995 tax expense was attributable to state and foreign income taxes. The 1994 tax expense was attributable to state and foreign income taxes in conjunction with U.S. tax losses for which no net tax benefit was available.

    In 1994, discontinued operations, including related disposition gains net of income taxes, provided income of $3,007.


    Net income for the third quarter of 1995 was $1,215, compared to a net loss of $4,693 for the corresponding period of 1994.

Nine months ended September 30, 1995 vs. nine months ended September 30,
1994

    Revenue:   The company's revenue of $268 million was 26% lower
than the corresponding figure of $361 million in 1994, for the same reasons outlined in the previous discussion of revenue for the quarter ended September 30, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

    Gross margin:   The company's gross margin of $25,020 increased by
69% in the nine month period of 1995 over the corresponding figure of $14,793 in 1994. The percentage of gross margin to revenue improved in 1995 compared to 1994 reflecting the company's increased focus on higher margin construction projects from new work booked in 1995.

    General and administrative expense:   General and administrative
expense of $27,423 in 1995 increased by 8% over the corresponding figure of $25,456 in 1994, for the reasons outlined in the discussion of general and administrative expense for the quarter ended September 30, 1995.

    Other income (expense):   Interest expense declined to $430 in
1995 from $2,494 in 1994 due to the absence of short-term debt on the company's balance sheet in 1995. Miscellaneous income of $3,815 in 1995 was attributable to gains from the disposition of surplus assets of $1,900 and interest income of $2,990, less foreign exchange losses and other miscellaneous expenses of $1,075. In 1994, miscellaneous income of $78 was derived from gains on asset sales offset by foreign exchange losses and the write-down of an investment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

    Income taxes and net income:    The company had income from
continuing operations before taxes and the cumulative effect of changes in accounting of $982 in 1995 compared to a loss of $13,079 in 1994. Income taxes resulted in an expense of $33 in 1995 compared to a benefit of $586 in 1994. The 1995 tax expense is lower than the statutory rates due to the availability of net operating losses in the United States, while the 1994 tax benefit was due to the allocation of income taxes to discontinued operations.

    In 1994, discontinued operations including related disposition gains provided income of $6,048, while the adoption of Statement of Financial Accounting Standards No. 112 resulted in an accounting charge of $739.

    Net income for the nine month period of 1995 was $949 compared to a loss of $7,184 in the corresponding period of 1994.

Liquidity and Capital Resources

    The company's operating activities used cash of $568 in the nine month period of 1995 compared with $7,547 in 1994, which includes

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

$11,031 from discontinued operations. Net investing activities in 1995 used $10,173 of cash, which, together with a special $2.00 per share dividend payment (amounting to $17,835) resulted in a net decrease in cash and short-term investments of $27,368. In 1994, the cash shortfall from operating activities of $7,574 was funded by investing activities and borrowing.

    On September 29, 1995, the company secured a two year $40 million syndicated line of credit. The availability of this line of credit is reduced by any letters of credit outstanding. At September 30, 1995, the company had no outstanding borrowings and $6,793 in outstanding letters of credit.

    The company believes that its cash and short-term investments, together with its lines of credit and funds generated from operations will be adequate to cover foreseeable future requirements.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings



     Valeo (French parent company) and Valeo Engine Cooling, Inc. filed on March 7, 1995, a complaint in the New York State Supreme Court asserting breach of contract and other wrongdoing in connection with the company's sale of its manufacturing subsidiary, Lake Center Industries, Inc., against the company and its financial advisor, Dillon Read & Co. Valeo was an unsuccessful bidder for Lake Center. The plaintiffs allege they have suffered actual damages of $290 in connection with preparing their bid and also seek to recover $7,000 on a theory of unjust enrichment, unspecified damages for lost profits, and an additional $10,000 in punitive damages. The company will vigorously defend this suit, which it believes to be without merit and further believes that the outcome will not have a material adverse effect on its financial condition.

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


                         November 9, 1995