Form 10-K
period 1995-12-31
ATKINSON GUY F CO OF CALIFORNIA
filed 1996-03-20
CIK 8137

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
    (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year ended December 31, 1995

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of January 31, 1996, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $59,100,688 based on closing sale prices on the NASDAQ National Market System. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

   The number of shares of common stock, $0.01 par value, outstanding as of January 31, 1996 was 8,956,154.

   Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 18, 1996.

                                    PART I
                   Items 1 & 2.    Business and Properties.

        Guy F. Atkinson Company of California was incorporated in
Delaware in 1995 as a successor in interest to a California corporation of the same name that was incorporated in 1967, as the successor in interest to Guy F. Atkinson Company, a Nevada corporation organized in December 1934.

        The Company provides a full range of engineering, procurement, construction and related services to worldwide clients in the power, industrial and commercial building, pulp and paper, mining and infrastructure markets. The Company also operates a small business involved in the manufacture of heavy duty industrial intercoms, and it is also developing a water and wastewater treatment business. The Company previously operated businesses in automobile parts manufacturing, distribution of industrial pipe, and oil and gas exploration and production. These operations were sold in the fourth quarter of 1994.

        The Company's executive offices are located at 1001 Bayhill Drive, 2nd Floor, San Bruno, California 94066. The telephone number is 415/876-1000.

        Guy F. Atkinson Company of California (the parent corporation), establishes general policy direction, and provides planning and coordination, accounting and audit control, treasury functions, insurance services, legal services, personnel and benefits administration, public relations, and other management services for its operating divisions and subsidiaries.

        The Company's construction operations and activities are best summarized through a discussion of its markets, construction operations, and some of the projects in which the Company participated in 1995.

Markets:

        The Company competes for construction work in the public and private sectors in the U.S., Canada and internationally. In 1995, the Company's construction revenues were approximately 60 percent from the private sector and 40 percent from the public sector.

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


        Projects are staffed by management supplied by the Company and by hourly craft personnel mostly obtained in a local labor market. Trained hourly employees are normally available in the vicinity of the Company's projects. However, substantial training must be undertaken in those locations where experienced labor is not available.

        The Company frequently participates in joint ventures with other contractors to share risks and combine financial, technical, and other resources. When the Company undertakes work in a joint venture it may act as sponsor or lead contractor, in which case it manages the work. If not the sponsor, the Company's participation is normally limited to assistance in estimating and policy management and sharing on a pro-rata basis the financial risks and rewards of the work. In 1995, 18 percent of the Company's construction revenue was derived from work performed in joint ventures.

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

        The Company services Canada's industrial construction markets through its Commonwealth Construction Company division, which has its head office in Burnaby, British Columbia. Commonwealth serves a variety of industrial markets including pulp and paper, mining, metallurgical processing, water and wastewater treatment, and energy throughout the Americas and Southeast Asia. Commonwealth is also active in markets for power generation and process facilities for oil and gas, chemical and petrochemical, as well as, general industrial construction.

        Through Monterey Construction Company, operating from San
Bruno, California, the Company provides merit-shop services to heavy civil and infrastructure construction markets.

        The following is a discussion of the types of construction in which the Company is involved and a partial listing of 1995 construction projects to illustrate the breadth of its capabilities and services.

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


        The Company continued its work in 1995 as a participant of a joint venture in Venezuela on the Macagua II hydroelectric facility, a major power development for the Venezuelan government. The Company began construction of a two-unit, 42 megawatt hydroelectric power plant on an existing lock and dam on the Ohio River in West Virginia. In Washington, the Company continued work for the U.S. Corps of Engineers constructing new intake structures for a dam, as well as tunnel excavation, and removal of a cofferdam. In Oregon, work by the Company continued on a contract for a 10 megawatt powerhouse addition to a hydroelectric project, and in Arizona, it completed work on the rehabilitation of a large dam structure.

        Late in 1995, as sponsor of a joint venture, the Company was awarded a contract to provide all construction services for a 1.7 mile-long, 285-foot-high rockfill dam, and an associated saddle dam that will form the largest water storage reservoir in Southern California. Also, late in the year, a joint venture led by the Company was awarded a contract for lock construction on the Ohio River in Illinois. Work on both these projects will start in 1996.

        In 1995, the Company was at work on or completed a number of infrastructure projects located in various geographic locations. Exemplifying its work in this market, the Company worked on or completed projects in the State of Washington for a new balanced drawbridge structure and approaches, and, two stages of a High Occupancy Vehicle (HOV) roadway featuring the latest in Surveillance Control and Driver Information Systems (SC&DI). In California, the Company worked on the retrofit of an earthquake damaged freeway in San Francisco completing one project and starting a second. In Nevada, the Company was part of a joint venture that finished construction on a runway extension at McCarran International Airport.

        The Company has broad experience in underground construction, making it a prime competitor for work related to power generation, transportation, water supply, and mining. In 1995, the Company was active on several joint venture projects in Boston, Massachusetts, two of which involved underground or tunneling construction. One project entails construction of two cut-and-cover tunnels over a depressed roadway and the second involves construction of an effluent outfall tunnel. The Company is also part of a joint venture handling excess excavated and dredged soil and sediment materials from other projects in the Boston area with placement on a island for future development of a park.

        In 1995, the Company also completed a contract to enlarge existing railroad tunnels for Conrail in Pennsylvania.

Industrial

        Typically, the Company competes for work ranging from modernization to new construction of industrial facilities, power generating stations, installation of mineral processing facilities, commercial and institutional building construction, academic centers, research facilities, and chemical and manufacturing plants. Its industrial construction business provides feasibility studies, design/build services, value-engineering, construction management information systems, general construction services, construction management, start-up and operation services as the markets may require.

        The Company's industrial construction business serves a broad range of markets and clients. These markets are very competitive, serviced by numerous well-established and highly competent contractors, and they are driven by their own set of strategic and economic market factors. Some of these factors can translate into diminished capital spending for construction programs and/or delays in planned projects. For example, recent construction activity within the resources development industries has emphasized modernization and upgrading of facilities and compliance with environmental standards. In response, the Company promotes its record of reliable performance, quality, safety, and its capabilities in scheduling and cost control as integral services.

        The Company was engaged in several significant pulp and paper mill projects during 1995, including a 150,000 ton-per-year recycle/de-inking pulp mill in Maryland, for which the Company and its joint-venture partners provided engineering, procurement, and construction services, as well as start-up and initial operation.
The Company also began work in Indonesia on a 1,500-ton-per-day greenfield kraft pulp mill and associated effluent treatment facilities. In addition, it completed a fast-track rebuild and conversion of a paper machine for a client in British Columbia, Canada.

        In 1995, the Company was active in the building market as work continued on the interior renovation of buildings at the City
College of New York on behalf of the Dormitory Authority of New
York. In La Jolla, California, construction continued on a full-service contract for a 20-story, 238-unit residential continuing-care community for seniors.

        The Company continues to contract for a significant amount of work for cogeneration and other types of industrial power generating facilities. Exemplifying this, are a 40-megawatt cogeneration powerplant in New York for which the Company provided engineering, procurement, and construction services. During the year, construction was completed on a design/build 49.5-megawatt cogeneration plant in Montana. In California, work continued on a new central utilities plant on the San Francisco medical campus of the University of California, while construction started on a two-unit, 125 megawatt cogeneration facility in Sacramento.

        Work also began on a coal-processing plant in Wyoming, for which the Company is providing balance-of-plant engineering and all procurement and construction services.

        Due to the types of construction the Company undertakes, its work is, to some extent, seasonal. Typically, less can be accomplished in winter than in other seasons. Accordingly, the Company plans construction to mitigate, where possible, the effects of weather.

        Revenues from contracts with the U.S. government, principally for construction services, provided revenues of $9.8 million in 1995, equal to 2.4 percent of the Company's consolidated revenues. Those contracts are terminable at the election of the U.S.
government.

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

Backlog:

        The approximate value of the Company's firm backlog of contracts as of December 31, 1995 and December 31, 1994 was $642 million and $310 million, respectively. The $332 increase in backlog from 1994 to 1995 is attributable to new contract awards in 1995 amounting to $749 million, more than double the same period in 1994.
        The dollar value of the backlog is not necessarily indicative of the future earnings of the Company related to the performance of such work. Backlog includes only those contracts for which work is proceeding, or for which the Company has received a notice to proceed, but there can be no assurance that cancellations or adjustments in the scope of work will not occur.

Other Operations:

        The Company's construction-related operations include Atkinson Dynamics Company, based in South San Francisco, California, which designs, manufactures, and repairs heavy-duty, extreme-service industrial intercoms. These intercoms are used primarily by general industrial and manufacturing companies, and government and public safety agencies.

        The Company is developing a water and wastewater treatment business, Microsep International Corporation, based in Burnaby,
British Columbia, which uses patented technologies to offer environmental solutions to both industrial and municipal sanitation markets.

Geographic Area Information:

        The Financial Statement (Item 8 of this Report) note entitled "Geographic Area Information," found at page 22 thereof, sets forth for the fiscal years 1993 through 1995 the Company's revenue, profits, and assets with respect to the geographic areas in which the Company operates.

        Approximately 9 percent of the Company's revenues during the fiscal year were attributable to its Canadian operations, with a further 9 percent attributable to its operations in Asia. The Company believes the construction risks of these operations are similar to those presented by domestic projects. The Company recognizes that foreign work may present financial and political risks which must be specially considered. The Company attempts, through its foreign exchange risk management and pricing arrangements, to mitigate these risks and achieve a satisfactory profit.

Employees

        The number of employees of the Company during the fiscal year varied substantially from time to time, depending on work volume, the status of completion of construction contracts, weather, and season. The average number of such employees was 1,101, including employees of joint ventures sponsored by the Company. The number of salaried employees averaged 499 during the same period.

Executive Officers of the Registrant.

        Jack J. Agresti (58) has been Chief Executive Officer and President since April, 1994. He was President and Chief Operating Officer of the Company from April, 1991 to April, 1994. He was Executive Vice President of the Company from April, 1990 to April, 1991 and Group Vice President of the Company from February, 1985 to April, 1990.

        William J. Carlson (52) has been Senior Vice President of the Company since April, 1991. From February, 1991 to the present he has also served as President and General Manager of Guy F. Atkinson Construction Company. From August, 1986 to February, 1991 he was Vice President, Executive Vice President, General Manager or President of the Company's Walsh Construction Company division.

        Herbert D. Montgomery (53) is Senior Vice President Finance, Chief Financial Officer and Treasurer. He joined the Company in June, 1994. He was Vice President Finance, Treasurer and Chief Financial Officer from August, 1989 to June, 1994 of Harding Associates, Inc., an environmental consulting engineering Company.

        John F. Huguet (50) has been Senior Vice President of the
Company since April, 1995. From January, 1990 to the present he has also served as President or President and General Manager of the Company's Commonwealth Construction Company division.

        Thomas J. Walsh, III (45) has been Vice President of the Company since April, 1995. From September, 1990 to the present he has also served as President and General Manager or Executive Vice President of the Company's Walsh Construction Company division.

        Therese Ambrusko (48) has been Vice President of the Company since April, 1995. From March, 1989 to the present she has also served as General Counsel or General Counsel and Corporate
Secretary.

        James D. Stevens (58) has been Vice President and Chief
Administrative Officer of the Company since Janury, 1985.

        Item 3.  Legal Proceedings.

        On March 7, 1995, a complaint was filed in the Supreme Court of New York by Valeo and Valeo Engine Cooling against the Company and its investment banker, Dillon, Read & Co. Inc. in connection with the Company's sale of its manufacturing subsidiary, Lake Center Industries, Inc. The Plaintiffs, the unsuccessful bidder for Lake Center Industries, allege breach of contract and other wrongdoing. They seek actual damages of two hundred ninety thousand dollars in connection with preparing their bid, seven million dollars on a theory of unjust enrichment and ten million dollars in punitive damages.

    Item 4.       Submission of Matters to a Vote of Security
                  Holders

    No matters were submitted to a vote of the security holders during the fourth quarter of 1995.

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

1995   1st Quarter   2nd Quarter   3rd Quarter   4th Quarter

Low      $ 7.00        $ 7.50        $ 9.38        $ 9.00
High      10.50          9.63         11.00         11.00

1994
Low      $ 8.00        $ 8.13        $ 9.50        $ 9.25
High       9.50         11.00         11.00         11.00

    (b) The number of holders of record of the Company's common stock as of January 31, 1996 was 1,292.

    (c)  dividends declared in 1994 and 1995 are as follows:
                                       1995               1994
Dividends per share by quarter:

                     First             $2.00              $0.00
                     Second             0.00               0.00
                     Third              0.00               0.00
                     Fourth             0.00               0.00
                     Total Dividends   $2.00              $0.00

Item 6

                             Selected Financial Data.
                     (in thousands except per share amounts)
                                                 1995      1994       1993      1992      1991
Revenue                                        $416,995  $422,969  $345,036  $320,963  $519,290

Income (loss) from continuing operations,
 before extraordinary item, and cumulative
 effect of changes in accounting                  3,609   (52,023)   (8,660)     (779)   (2,633)

Income from discontinued operations                         3,238     5,065     2,256     3,869

Gain on disposal of discontinued operations                36,866

Income (loss) before extraordinary item
 and cumulative effect of changes in
 accounting                                       3,609   (11,919)   (3,595)    1,477     1,236

Extraordinary item: Utilization of tax
 loss carryforward                                                      213

Cumulative effect of changes in accounting:
   Postretirement healthcare costs                                   (7,096)
   Income taxes                                                      12,070
   Postemployment benefit costs                              (739)
   Other

Net income (loss)                              $  3,609  $(12,658) $  1,379  $  1,690  $  1,236
                                               --------  --------  --------  --------  --------

Loss per share of common stock from
 continuing operations, before extraordinary
 item and cumulative effect of changes
 in accounting                                    $0.39    $(5.86)   $(0.99)   $(0.09)   $(0.30)

Income per share from discontinued operations              $ 0.36    $ 0.58    $ 0.26    $ 0.44

Gain per share from disposition of discontinued
 operations                                                $ 4.16
Income (loss) per share of common stock
 before extraordinary item and cumulative
 effect of changes in accounting                  $0.39    $(1.34)   $(0.41)    $0.17     $0.14

Extraordinary item per share of common stock                                     0.02

Cumulative effect per share of common stock
 of changes in accounting                                  $(0.08)    $0.57

Net income (loss) per share of common stock       $0.39    $(1.42)    $0.16     $0.19     $0.14
                                               --------  --------  --------  --------  --------

Total Assets                                   $234,844  $199,714  $271,879  $260,206  $272,816
                                               --------  --------  --------  --------  --------

Long-term debt, less current portion           $  1,917  $  2,199  $ 18,273  $ 18,227  $  3,417
                                               --------  --------  --------  --------  --------

Notes payable, including current portion
 of long-term debt                             $    844  $    662  $ 36,568  $ 41,389  $ 39,475
                                               --------  --------  --------  --------  --------

Dividends per share                               $2.00
                                               --------  --------  --------  --------  --------

Average number of shares and common stock
 equivalents utilized in net income per share
 calculations                                     9,161     8,877     8,788     8,777     8,777

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview of the Business

     Guy F. Atkinson Company of California provides a full range of engineering, procurement, construction and related services to worldwide clients in the power, industrial and commercial building, pulp and paper, mining and infrastructure markets. The Company principally operates through three construction divisions, Atkinson Construction Company, located in San Bruno, California; Walsh Construction Company, located in Trumbull, Connecticut; and Commonwealth Construction Company, located in Vancouver, Canada.

     The Company's traditional markets have been the United
States and Canada, with approximately 60% of its revenues in 1995 derived from the private sector and the balance from the public sector. The Company sells its construction services on the basis of price through competitive bidding, negotiated contracts, or a combination of both. Construction work may be performed under contract for a fixed-price, price per unit of work performed, cost-reimbursable plus fee, or other form of contract, with most contracts being fixed-price. The Company may perform construction work alone, or in conjunction with full-service design, engineering, procurement and other services which may include taking a project from inception through commercial operation.

     In performing construction services on a fixed-price basis, the Company takes certain performance and financial risks, namely that it can maintain project costs within budget for the work to be performed, and that payment will be forthcoming for work performed, including appropriate compensation for work outside the defined scope of the original contract. In exchange for assuming this risk, the Company earns a gross margin, from which overhead and general corporate expenses are met. From time to time, contract disputes occur, generally arising from work performed resulting from conditions or circumstances not envisioned in the original contract. Such disputes may be negotiated to the satisfaction of both parties, or, on occasion, may lead to litigation or mediation, which can give rise to unforeseen losses and additional expense to the Company.

     Prior to 1995, the Company operated certain nonconstruction businesses, engaged in automotive parts manufacturing, pipe distribution, and oil and gas exploration and production. During 1994, the Company sold these businesses and refocused on its core construction activities.

     Ancillary to its construction activities, the Company also operates a subsidiary, Microsep International Corporation, a developing water and wastewater treatment business which offers environmental solutions to both industrial and municipal sanitation markets.

Reclassification of Statement of Income

     As a result of the Company's sale of substantially all of its nonconstruction businesses (as explained in the note to the Financial Statements entitled "Discontinued Operations and Restructuring"), certain income statement amounts for 1994 and 1993 have been reclassified as discontinued operations. Revenues and expenses reflect only those amounts attributable to the ongoing construction and other businesses of the Company, while the net operating results of the disposed businesses, and the related gain on disposition, have been shown separately.

Results of Operations (all dollar amounts are in thousands unless otherwise stated)


     Revenue:   The Company's revenue of $416,995 in 1995 was
slightly lower than the corresponding figure of $422,969 in 1994, and 21% higher than the $345,036 of revenue in 1993. This reduction in revenue was attributable to the completion of certain industrial construction projects in 1994, while new contract awards (amounting to $748,887 for 1995) did not begin to make a contribution to revenue until late in the third quarter. The backlog of uncompleted contracts amounted to $641,670 at December 31, 1995, representing an increase of 107% over the December 31, 1994 backlog of $309,778 and a 63% increase over the $392,702 at December 31, 1993. The 1993 backlog has been restated for the removal of a $293,000 contract award due to its unlikely prospects of proceeding.

     Gross margin:    The Company's gross margin was $39,172
in 1995 compared with $(14,080) in 1994 and represents a 109% improvement over the 1993 gross margin of $18,729. Gross margin in 1994 was adversely impacted by contract dispute settlements, cost overruns, and the write-down of certain assets, together amounting to $29,771. The improvement in the 1995 gross margin reflects a more profitable mix of construction contracts in 1995, as the Company focuses on higher-margin construction opportunities.

     General and administrative expense:   General and
administrative expenses of $38,551 were slightly lower than the corresponding figure of $39,080 in 1994 and represent a 27%
increase over the $30,302 in 1993. The savings from lower 1995 corporate expenses, resulting from cost reduction efforts implemented in the fourth quarter of 1994, were partially offset by costs of increased bidding activities and ongoing business-development efforts in both the construction and water and wastewater treatment businesses.

     Interest income: Interest income, principally from short-term investments, of $3,784 in 1995, increased almost sixfold over the corresponding 1994 interest of $563 and is almost four times greater than the $808 earned in 1993. The increase in investable funds, giving rise to the higher interest income, can be attributed to cash proceeds from the 1994 sale of the Company's principal nonconstruction operations.

     Miscellaneous: Miscellaneous income in 1995 consists primarily of gains of $2,138 from property dispositions and $2,079 on the favorable settlement of certain accrued liabilities, offset by a $3,041 reduction in the carrying value of property. Miscellaneous income of $887 in 1994 was mainly attributable to foreign exchange gains, while the 1993 amount of $6,942 was principally derived from a gain on the disposition of the Company's headquarters building.

     Interest expense:   Interest expense declined to $904 in
1995 from $4,902 in 1994 and $3,481 in 1993 due to the repayment of short-term debt in 1994.

     Income taxes: Income taxes gave rise to an expense of $1,141 in 1995 compared to a benefit of $8,758 in 1994 and an expense of $1,356 in 1993. The tax expense in 1995 was attributable to state and foreign income taxes. The 1994 tax benefit was due to the allocation of income taxes to discontinued operations, and the 1993 tax expense was attributable to state and foreign taxes in conjunction with U.S. tax losses for which no net tax benefit was available.

     Discontinued operations: In 1994 and 1993, discontinued operations provided net income of $3,238 and $5,065 respectively.
Due to the sale of these operations in 1994, the results are for less than a full year in 1994.

     Gain on disposal of discontinued operations: As explained more fully in the note to the Financial Statements entitled "Discontinued Operations and Restructuring," the disposal of the Company's principal nonconstruction operations resulted in a net after tax gain in 1994 of $36,866.

     Net income (loss): In 1995, the Company had income before the cumulative effect of changes in accounting of $3,609, compared to losses of $(11,919) in 1994 and $(3,595) in 1993.

     As explained more fully in the note to the Financial Statements entitled "Summary of Significant Accounting Policies - Changes in Accounting Principles", the Company adopted Statements of Financial Accounting Standards Nos. 106 and 109 on January 1, 1993, and No. 112 on January 1, 1994, resulting in a net accounting gain of $4,974 in 1993 and an accounting charge of $739 in 1994. The Company's net income for 1995 was $3,609 or $0.39 per share, compared with, after giving effect to accounting changes, a net loss of $(12,658) or $(1.42) per share in 1994, and net income of $1,379 or $0.16 per share in 1993.

     In 1995, the Company recorded an increase in the accumulated translation adjustment of stockholders' equity in the amount of $803 as a result of favorable changes in the exchange rate of the Canadian dollar, following reductions of $1,808 and $1,207 in 1994 and 1993 respectively.

     In addition, the Company recorded a charge to stockholders' equity in 1993 with respect to unearned compensation in the amount of $759 for the issuance of restricted shares of common stock which would be earned based on certain performance objectives. As a result of those objectives not being met, this charge was reduced in 1994 and 1995 by $152 and $336 respectively, to reflect the forfeiture of a portion of these restricted shares. In 1994, the charge was increased by $129 to reflect the increase in value of those restricted shares which remain outstanding. The adjustments to equity for restricted stock are offset by corresponding adjustments to paid-in capital.

     The Company periodically records a charge or credit to stockholders' equity with respect to minimum pension liabilities resulting from changes in the assumed discount rate used to measure pension liabilities. In 1995, this charge amounted to $344, compared with a credit of $805 in 1994 and a charge of $805 in 1993. An explanation of the accounting for pension assets and liabilities is contained in the note to the Financial Statements entitled "Employees' Pension and Retirement Plans."

Liquidity and Capital Resources

     As reported in the Consolidated Statements of Cash Flows, operating activities of continuing operations used cash of $6,412 in 1995, compared with a provision of cash of $14,201 in 1994 and a utilization of cash of $20,844 in 1993. Negative operating cash in 1995 was attributable to the cash requirements of a significantly increased backlog of construction work-in-progress at the end of 1995, compared with 1994 and 1993. Discontinued operations provided a negative operating cash flow of $3,448 in 1994 and a positive $10,324 in 1993.

     Net investing activities in 1995 used $15,191 of cash compared to the generation of $96,882 in 1994 and $9,137 in 1993. The utilization of cash in 1995 was due to the acquisition of construction equipment to service the Company's construction work-in-progress. In 1994, cash of $100,903 was generated from the sale of the Company's nonconstruction businesses, while in 1993, $12,000 was generated by the sale of its headquarters building.

     Financing activities utilized cash of $17,697 in 1995, compared with $35,039 in 1994 and $4,775 in 1993. In 1995, the
Company paid a special $2.00 per share dividend amounting to $17,835. In 1993 and 1994, funds were used principally to pay down short-term borrowings, which in 1994 were fully retired.

     The Company currently has no material commitments for capital expenditures. However, it anticipates purchasing equipment in the normal course of its business and meeting liquidity requirements from internally generated funds or through available lines of credit. Cash requirements for construction operations are dependent upon construction contract payment provisions, the volume of work scheduled for performance, and the timing and success of dispute resolutions.

     On September 29, 1995, the Company secured a two-year $40 million syndicated line of credit. The availability of this line of credit is reduced by any letters of credit which may be outstanding under the lines. At December 31, 1995, the Company had no borrowings outstanding, and $6,793 of standby letters of credit outstanding. The syndicated line of credit expires on June 30, 1997. The terms of renewal are dependent upon operating results, future circumstances and events, and conditions in the credit market at the time of renewal.

     The Company reasonably believes that its cash and invested balances, together with lines of credit, funds generated from operations including claim settlements, and from investing and financing activities will be adequate for foreseeable future requirements.

     Item 8.   Financial Statements and Supplementary Data.

     Reference is made to the Consolidated Balance Sheets, Consolidated Statements of Stockholders' Equity, Consolidated Statements of Income, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements and Report of Independent Accountants bound separately and attached to this Form 10-K.

     Item 9.   Disagreements on Accounting and Financial
               Disclosure.

     None

                            PART III

     Item 10.  Directors and Executive Officers of the
               Registrant.

     Information with respect to directors and certain executive officers of the Company is incorporated by reference from the information under the caption "Information with Respect to Nominees" in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 18, 1996 ("Annual Meeting"). Information regarding other executive officers of the Registrant is contained in Item 1 of this 10-K.

     Item 11.  Executive Compensation.

     Incorporated by reference from the information under the caption "Compensation of Directors and Executive Officers" in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 18, 1996.

     Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference from the information to be included under the captions "Certain Beneficial Ownership of Securities" and "Stock Ownership of Executive Officers and Directors" in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 18, 1996.

     Item 13.  Certain Relationships and Related Transactions.

     Incorporated by reference from the information under the caption "Certain Transactions" in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April
18, 1996.

                             PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K.

                                                      Reference Page
                                                      Bound Attachment

(a) 1.   Consolidated Financial Statements.
         Report of Independent Accountants. . . . . . . .   2
         Consolidated balance sheets at Decem-
           ber 31, 1995 and December 31, 1994 . . . . . .   3-4
         Consolidated statements of stockholders'
           equity for each of the three years in
           the period ended December 31, 1995 . . . . . .   5
         Consolidated statements of income for
           each of the three years in the period
           ended December 31, 1995. . . . . . . . . . . .   6-7
         Consolidated statements of cash flows
           for each of the three years in the
           period ended December 31, 1995 . . . . . . . .   8
         Notes to financial statements. . . . . . . . . .   9-24

    2.   Financial Statement Schedules.

         None

    3.   Exhibits.

Exhibit
Number   Description

  2 Agreement of Merger and Plan of Reorganization dated as of April 22, 1994 between the Company and Guy F. Atkinson Company of California, a California corporation, for the purpose of merging to reincorporate the California company in the state of Delaware, filed as an exhibit to the Form 10-K for the period ended December 31, 1994 (File No. 0-3062) and incorporated herein by reference.

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

  10.1 Loan Agreement and Guaranty Agreement, dated December 23, 1991, relating to a loan from the Guy F. Atkinson Company Federal Credit Union and guaranteed by Guy F. Atkinson Company, a Nevada corporation, to William J. Carlson, filed as Exhibit 10.1 to the Company's 1991 Form 10-K (File No. 0-3062) and incorporated herein by reference.

  10.2   Atkinson Corporate Management Incentive Compensation
         Plan.  Filed as Exhibit 10.4 to the Company's 1988 Form
         10-K (File No. 0-3062) and incorporated herein by reference.

  10.3 Guy F. Atkinson Company of California 1990 Executive Stock Plan as amended and restated filed as Exhibit 10.1 to Form 10-Q of the Company (File No. 0-3062) for the period ended March 31, 1995 and incorporated herein by reference.

  10.4 Guy F. Atkinson Company of California Common Stock Purchase Warrant dated May 28, 1993 beween the Company and Morgan Guaranty Trust Company filed as Exhibit 10.4 to the Company's 1993 Form 10-K (File No. 0-3062) and incorporated herein by reference.

  10.5 Employment Agreement dated as of April 21, 1994, between the Company and Jack J. Agresti, filed as Exhibit 10.5 to the Company's 1994 Form 10-K (File No. 0-3062) and incorporated herein by reference.

  21     Subsidiaries of the Company

  24     Powers of Attorney of certain Directors

  27     Financial Data Schedule


(b)      Reports on Form 8-K.
         There were no reports on Form 8-K filed by the Company during the last quarter of 1995.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GUY F. ATKINSON COMPANY OF CALIFORNIA


                                        By: /s/ Herbert D. Montgomery
                                            Herbert D. Montgomery
                                            Senior Vice President, Chief
                                            Financial Officer and Treasurer


Date:  March 19, 1996.


    Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ J. J. Agresti*      President and Chief     March 19, 1996
J. J. Agresti           Executive Officer


/S/ H. D. Montgomery    Senior Vice President   March 19, 1996
H. D. Montgomery        Chief Financial
                        Officer and Treasurer
                        (Principal Financial
                        Officer)


/S/ J. Harrison         Controller              March 19, 1996
J. Harrison             (Principal Accounting
                        Officer)


/S/ D. E. Atkinson*     Director                March 19, 1996
D. E. Atkinson



/s/ R. N. Atkinson*     Director                March 19, 1996
R. N. Atkinson



/S/ W. E. Burch*        Director                March 19, 1996
W. E. Burch



/S/ J. P. Frazier*      Director                March 19, 1996
J. P. Frazier



/S/ D. R. Kayser*       Director                March 19, 1996
D. R. Kayser



/S/ R. J. Turner*       Director                March 19, 1996
R. J. Turner



/S/ J. F. Whitsett*     Director                March 19, 1996
J. F. Whitsett







*By:/S/ Therese Ambrusko
     Therese Ambrusko,
     Attorney-In-Fact

            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



We consent to the incorporation by reference in the registration statement of Guy F. Atkinson Company of California on Post-Effective Amendment No. 2 to Form S-8 (File No. 33-6296) and Form S-8 (File No. 33-34891) of our report dated February 23, 1996, on our audits of the consolidated financial statements and financial statement schedule of Guy F. Atkinson Company of California as of December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994 and 1993, which report is included in this Annual Report on Form 10-K.



                                  Coopers & Lybrand L.L.P.





San Francisco, California
March 14, 1996

                        INDEX TO EXHIBITS



Exhibit Number                Description

      21                      Subsidiaries of the Company

      24                      Powers of Attorney of certain Directors

      27                      Financial Data Schedule

                            EXHIBIT 21

                  SUBSIDIARIES OF THE REGISTRANT


                                               Organized
                                                 Under
Corporate Subsidiaries                          Laws of
                                               --------

Guy F. Atkinson Company                        Nevada
Atkinson Building Company                      California
Guy F. Atkinson Company - Overseas             Delaware
Guy F. Atkinson Construction Ltd.              California
Atkinson Development Company                   California
Atkinson-International Venezuela, Inc.         California
Atkinson Land Company                          California
Atkinson Middle East, Inc.                     Nevada
Atkinson Realty, Incorporated                  California
Atkinson Venezuela, Inc.                       Delaware
Andrew H. Charles Corporation                  Delaware
Commonwealth Water Solutions, Inc.             California
DWA Fed Oak Inc.                               California
Offshore Hydro Services, Inc.                  California
J. E. Record, Inc.                             Delaware
WBL Solar Corporation                          California
Walsh-Puerto Rico, Inc.                        California
Wismer & Becker Contracting Engineers,         California
 d/b/a Atkinson Mechanical Contractors Co.
Colma Casualty Company                         Vermont
Guy F. Atkinson Holdings Ltd.                  Canada
Commonwealth Asia Constructors Ltd.            Canada
Commonwealth Asia Pacific Constructors Pte     Singapore
Commonwealth Construction Company (1985)
 Limited                                       Canada
Commonwealth Pacific Consultants Ltd.          Canada
Microsep International Corporation             Delaware

                         EXHIBIT 24
                      POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned constitutes and appoints Therese Ambrusko and Herbert D. Montgomery, and each of them, his true and lawful attorney-in-fact, each with full power of substitution, for him and in his name, place and stead to execute for him and on his behalf in each of his offices and capacities with Guy F. Atkinson Company of California, the Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, on Form 10-K, with respect to fiscal year ended December 31, 1995, together with any amendments thereto on Form 8-K, said report to be filed with the Securities and Exchange Commission in Washington, D.C., 19549, on or before March 31, 1996, approving and confirming all that said attorneys-in-fact do by virtue of these presents.

Dated:  February 15, 1996      /s/ Jack J. Agresti
                               Jack J. Agresti


Dated:  February 15, 1996      /s/ Duane E. Atkinson
                               Duane E. Atkinson


Dated:  February 15, 1996      /s/ Ray N. Atkinson
                               Ray N. Atkinson


Dated:  February 15, 1996      /s/ William E. Burch
                               William E. Burch

Dated:  February 15, 1996      /s/ J. Phillip Frazier
                               J. Phillip Frazier

Dated:  February 22, 1996      /s/ Donald R. Kayser
                               Donald R. Kayser

Dated:  February 15, 1996      /s/ Ross J. Turner
                               Ross J. Turner


Dated:  February 15, 1996      /s/ John F. Whitsett
                               John F. Whitsett

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C.  20549




                                      FORM 10-K




                       GUY F. ATKINSON COMPANY OF CALIFORNIA

                           AND CONSOLIDATED SUBSIDIARIES




                                 FINANCIAL STATEMENTS

                           AS OF DECEMBER 31, 1995 and 1994

                                          and

                               FOR THE THREE YEARS ENDED

                           DECEMBER 31, 1995, 1994 and 1993

                     GUY F. ATKINSON COMPANY OF CALIFORNIA
                         AND CONSOLIDATED SUBSIDIARIES
                                    INDEX



Item 8.   Financial Statements and Supplementary Data.

(a)       Financial Statements

Financial statements of the registrant and consolidated subsidiaries are included as a separate section of this report. The index to these financial statements follows:

Page

2     Report of Independent Accountants

Consolidated Financial Statements:

3-4   Balance Sheets, December 31, 1995 and 1994
5     Statements of Stockholders' Equity for the years ended December 31,
        1995, 1994 and 1993
6-7   Statements of Income for the years ended December 31, 1995, 1994 and 1993
8     Statements of Cash Flows for the years ended December 31, 1995,
        1994 and 1993
9-24  Notes to Financial Statements

Financial statement schedules:

Financial Statement schedules are omitted because the conditions requiring their filing do not exist, or because the required information is given in the financial statements, including the notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Guy F. Atkinson Company of California:


We have audited the consolidated balance sheets of Guy F. Atkinson Company of California and Consolidated Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended
December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guy F. Atkinson Company of California and Consolidated Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, in 1994 and 1993, the Company adopted Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits, and Statements of Financial Accounting Standards No. 106, Employers'Accounting for Postretirement Benefits Other Than Pensions and No. 109, Accounting for Income Taxes, respectively.




Coopers & Lybrand L.L.P.
San Francisco, California
February 23, 1996

Guy F. Atkinson Company of California
Consolidated Balance Sheets
(in thousands of dollars except share and per share amounts)
As of December 31,                                                                 1995        1994
                                                                               --------    --------
ASSETS
Current assets
Cash and short-term investments                                                $ 39,804    $ 78,441
Accounts receivable                                                              76,196      33,150
Costs and estimated earnings in excess of billings                               28,751       4,338
Inventories and unamortized costs on contracts                                   20,987      20,062
Investments in joint ventures                                                    32,272      40,503
Deferred income taxes                                                                 -          23
Other current assets                                                              5,244       3,163
                                                                               --------    --------
Total current assets                                                            203,254     179,680
                                                                               --------    --------
Property, plant and equipment
At cost:
      Land                                                                        2,683       3,969
      Buildings                                                                  11,203      17,371
      Construction equipment                                                     36,036      25,361
      Other equipment                                                             7,478       5,195
                                                                               --------    --------
                                                                                 57,400      51,896
Less accumulated depreciation                                                    28,163      34,345
                                                                               --------    --------
Total property, plant and equipment, net                                         29,237      17,551
                                                                               --------    --------

Other assets
Deferred income taxes                                                                 -          88
Other assets                                                                      2,353       2,395
                                                                               --------    --------
Total other assets                                                                2,353       2,483
                                                                               --------    --------
Total assets                                                                   $234,844    $199,714
                                                                               ========    ========

The accompanying notes are an integral part of these financial statements
                                                                      Page 3

Guy F. Atkinson Company of California
Consolidated Balance Sheets
(in thousands of dollars except share and per share amounts)
As of December 31,                                                                 1995        1994
                                                                               --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable, including current portion of long-term debt                     $    844    $    662
Accounts payable                                                                 86,671      39,743
Billings in excess of costs and estimated earnings                               20,300      16,920
Accrued payroll                                                                   9,310       5,276
Accrued federal and foreign income taxes                                          5,020       6,953
Other accrued expenses                                                           18,835      23,219
Deferred income taxes                                                               248           -
Due to joint ventures                                                               730         103
                                                                               --------    --------
Total current liabilities                                                       141,958      92,876
                                                                               --------    --------
Non-current liabilities
Long-term debt, less current portion                                              1,917       2,199
Deferred income taxes                                                                88           -
Postretirement healthcare and postemployment benefit obligations                  7,423       7,651
                                                                               --------    --------
Total liabilities                                                               151,386     102,726
                                                                               --------    --------
Stockholders' Equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued or outstanding
Common stock, par value $0.01; 20,000,000 shares authorized; 8,951,154 issued and outstanding at December 31, 1995 and 8,950,824 at
  December 31, 1994                                                               1,895       1,894
Paid-in capital                                                                  13,085      13,185
Accumulated translation adjustment                                               (4,446)     (5,249)
Unearned compensation                                                              (400)       (736)
Additional pension liability                                                       (344)          -
Retained earnings                                                                73,668      87,894
                                                                               --------    --------
Total stockholders' equity                                                       83,458      96,988
                                                                               --------    --------
Total liabilities and stockholders' equity                                     $234,844    $199,714
                                                                               ========    ========
The accompanying notes are an integral part of these financial statements
                                                                       Page 4

                        Guy F. Atkinson Company of California

Consolidated Statements of Stockholders' Equity
(in thousands of dollars except share and per share amounts)

                                       Capital Stock               Accumulated  Unearned  Additional
                                        Number            Paid-in  Translation  Compen-   Pension      Retained
                                      of Shares  Amount   Capital  Adjustment   sation    Liability    Earnings
                                      ---------  ------   -------  -----------  --------  ----------   --------
Balance, December 31, 1992            8,777,224  $1,894   $11,480   $(2,234)    $   -       $   -      $99,173

Changes for the year - 1993:
Net income                                                                                               1,379
Restricted shares:
   Issued                                92,000               759                (759)
Foreign currency translation                                         (1,207)
Additional minimum pension liability                                                         (805)
                                      ---------  ------   -------   -------     -----       -----      --------
Balance, December 31, 1993            8,869,224   1,894    12,239    (3,441)     (759)       (805)      100,552

Changes for the year - 1994:
Net (loss)                                                                                              (12,658)
Restricted shares:
   Forfeited                            (18,400)             (152)                152
   Valuation adjustment                                       129                (129)
   Issued to pension plan               100,000               969
Foreign currency translation                                         (1,808)
Additional minimum pension liability                                                          805
                                      ---------  ------   -------   -------     -----       -----      --------
Balance, December 31, 1994            8,950,824   1,894    13,185    (5,249)     (736)          -        87,894

Changes for the year - 1995:
Net income                                                                                                3,609
Cash dividend - $2.00 per share                                                                         (17,835)
Restricted shares:
   Forfeited                            (33,600)             (336)                336
Stock options exercised                  33,930       1       236
Foreign currency translation                                            803
Additional minimum pension liability                                                         (344)
                                      ---------  ------   -------   -------     -----       -----      --------
Balance, December 31, 1995            8,951,154  $1,895   $13,085   $(4,446)    $(400)      $(344)     $ 73,668
                                      =========  ======   =======   =======     =====       =====      ========
The accompanying notes are an integral part of these financial statements
                                                                       Page 5

Guy F. Atkinson Company of California
Consolidated Statements of Income
(in thousands of dollars except share and per share amounts)
Years ended December 31,                                                           1995        1994        1993
------------------------                                                       --------    --------    --------
Revenue                                                                        $416,995    $422,969    $345,036
Cost of revenue                                                                 377,823     437,049     326,307
                                                                               --------    --------    --------
Gross margin                                                                     39,172     (14,080)     18,729
Restructuring charges                                                                 -       4,169           -
General and administrative expenses                                              38,551      39,080      30,302
                                                                               --------    --------    --------
Income (loss) from operations                                                       621     (57,329)    (11,573)
Other income (expense)
   Interest income                                                                3,784         563         808
   Interest expense                                                                (904)     (4,902)     (3,481)
   Miscellaneous                                                                  1,249         887       6,942
                                                                               --------    --------    --------
Total other income (expense)                                                      4,129      (3,452)      4,269
                                                                               --------    --------    --------
Income (loss) from continuing operations before income taxes and cumulative
  effect of changes in accounting                                                 4,750     (60,781)     (7,304)
Provision (benefit) for income taxes                                              1,141      (8,758)      1,356
                                                                               --------    --------    --------
Income (loss) from continuing operations before cumulative effect of changes
  in accounting                                                                   3,609     (52,023)     (8,660)
Income from discontinued operations, net of income taxes:
   Income from discontinued operations                                                -       3,238       5,065
   Gain on disposal of discontinued operations                                        -      36,866           -
                                                                               --------    --------    --------
Total income from discontinued operations, net of income taxes                        -      40,104       5,065
                                                                               --------    --------    --------
Income (loss) before cumulative effect of changes in accounting                   3,609     (11,919)     (3,595)
Cumulative effect of changes in accounting:
   Postemployment benefit costs                                                       -        (739)          -
   Postretirement healthcare costs                                                    -           -      (7,096)
   Income taxes                                                                       -           -      12,070
                                                                               --------    --------    --------
Total cumulative effect of changes in accounting                                      -        (739)      4,974
                                                                               --------    --------    --------

Net income (loss)                                                              $  3,609    $(12,658)   $  1,379
                                                                               ========    ========    ========


The accompanying notes are an integral part of these financial statements



                                                                       Page 6

Guy F. Atkinson Company of California
Consolidated Statements of Income
(in thousands of dollars except share and per share amounts)
Years ended December 31,                                                           1995        1994        1993
------------------------                                                       --------    --------    --------
Income (loss) per share of common stock from continuing operations before
  cumulative effect of changes in accounting                                      $0.39      $(5.86)     $(0.99)
Income per share of common stock from discontinued operations, net of income
  taxes                                                                               -        4.52        0.58
                                                                               --------    --------    --------
Income (loss) per share of common stock before cumulative effect of changes
  in accounting                                                                    0.39       (1.34)      (0.41)
Cumulative effect per share of common stock of changes in accounting                  -       (0.08)       0.57
                                                                               --------    --------    --------
Net income (loss) per share of common stock                                       $0.39      $(1.42)     $ 0.16
                                                                               ========    ========    ========

Average number of shares of common stock and common stock equivalents
  utilized in net income (loss) per share calculation                         9,161,000   8,877,000   8,788,000
                                                                              =========   =========   =========

The accompanying notes are an integral part of these financial statements
                                                                       Page 7

Guy F. Atkinson Company of California
Consolidated Statement of Cash Flows
(in thousands of dollars except share and per share amounts)
Years ended December 31,                                                           1995        1994       1993
------------------------                                                       --------    --------    --------
Operating activities
Net income (loss)                                                              $  3,609    $(12,658)   $  1,379
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
      (Income) from discontinued operations                                           -      (3,238)     (5,065)
      Restructuring charges                                                           -       4,169           -
      Depreciation, depletion and amortization                                    6,666       2,822       2,684
      Provision for loss on investment in energy properties                           -         300           -
      Deferred income taxes                                                         444       1,104       1,729
      (Gain) on dispositions of property, plant and equipment                    (3,028)        (92)     (7,704)
      (Gain) on disposition of discontinued operations                                -     (36,866)          -
      Cumulative effect of changes in accounting                                      -         739      (4,974)
Changes in operating assets and liabilities:
      Accounts receivable                                                       (43,080)     21,965     (16,767)
      Inventories and unamortized costs on contracts                               (963)     15,601      21,410
      Investments in joint ventures                                               8,845      10,190     (14,894)
      Other current assets                                                       (2,089)      1,557       3,668
      Accounts payable and accrued expenses                                      46,353       6,525      (3,772)
      Accrued income taxes                                                       (1,877)     (7,757)      1,395
      Billings in excess of costs and estimated earnings, net                   (21,033)     10,351         698
      Other, net                                                                   (259)       (511)       (631)
                                                                               --------    --------    --------
Net cash provided by (used in) operating activities from continuing operations   (6,412)     14,201     (20,844)
Net cash provided by (used in) operating activities of discontinued operations        -      (3,448)     10,324
                                                                               --------    --------    --------
Net cash provided by (used in) operating activities                              (6,412)     10,753     (10,520)
                                                                               --------    --------    --------
Cash flows from investing activities:
      Property, plant and equipment expenditures                                (23,022)     (1,852)     (2,472)
      Proceeds from dispositions of property, plant and equipment                 7,791       1,036      14,260
      Proceeds from disposition of discontinued operations                            -     100,903           -
      Increase (decrease) in other assets, net                                       40        (778)       (540)
      Net investing activities of discontinued operations                             -      (2,427)     (2,111)
                                                                               --------    --------    --------
Net cash provided by (used in) investing activities                             (15,191)     96,882       9,137
                                                                               --------    --------    --------
Cash flows from financing activities:
      Short-term borrowings (repayments), net                                         -     (34,215)     (5,785)
      Proceeds of long-term borrowings                                              812           -         453
      Long-term debt repayments                                                    (911)       (678)     (1,118)
      Common stock issuance related to stock option awards                          237           -           -
      Cash dividends paid                                                       (17,835)          -           -
      Net financing activities of discontinued operations                             -        (146)      1,675
                                                                               --------    --------    --------
Net cash provided by (used in) financing activities                             (17,697)    (35,039)     (4,775)
                                                                               --------    --------    --------
Effect of exchange rate changes on cash                                             663      (1,003)     (1,132)
                                                                               --------    --------    --------
Net increase (decrease) in cash and short-term investments                     $(38,637)   $ 71,593    $ (7,290)
                                                                               ========    ========    ========
Supplementary information:
Cash paid during the year for:
      Interest                                                                 $    553    $  4,798    $  5,131
      Federal, foreign and state income taxes                                     2,563         838        (533)
Common stock contributed to pension plan                                              -         969           -
                                                                               ========    ========    ========

The accompanying notes are an integral part of these financial statements
                                                                       Page 8

Guy F. Atkinson Company of California
Notes to Consolidated Financial Statements
(in thousands of dollars except share and per share amounts)


Summary of Significant Accounting Policies

Nature of the Business
----------------------
The company provides full service construction and construction-related services in the United States, Canada and internationally, to the following markets:
      Power generation
      Industrial and commercial building
      Pulp and paper
      Mining
      Transportation and infrastructure
      Water and wastewater treatment

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation
---------------------------
The company conducts business primarily through the following subsidiaries/ business units:
      Atkinson Construction Company
      Commonwealth Construction Company
      Walsh Construction Company

The consolidated financial statements include Guy F. Atkinson Company of California and its subsidiaries. Investments in joint ventures are recorded on the equity method. Significant transactions between the company and its subsidiaries are eliminated in consolidation.

Construction Contract Accounting
--------------------------------
Construction revenue and gross margin, including the company's share of joint-venture contracts, are recognized using the percentage of completion method. This method applies the ratio of costs incurred to company engineers' estimates of total costs on a contract-by-contract basis. These estimates include provisions for known and unknown cost overruns, if any exist or are expected to occur, and may be subject to revision in the normal course of business.

Revenue from claims by the company for additional contract compensation is recorded when agreed to by the owner. Provision is made currently for any anticipated future losses on contracts in progress.

The classification of construction contract-related current assets and current liabilities is based on the company's contract performance cycle, which may exceed one year.

Guy F. Atkinson Company of California
Notes to Consolidated Financial Statements
(All dollar amounts are in thousands except where otherwise noted)


Summary of Significant Accounting Policies (continued)

Foreign Exchange
----------------
The company has assets, liabilities and transactions in foreign currencies, principally the Canadian dollar, which potentially expose it to the risk of foreign exchange gains and losses. The company evaluates foreign currency transaction risk and will protect against such risks by various hedging strategies where appropriate. The company does not engage in speculation, nor does it typically hedge nontransaction-related balance sheet exposure.

Cash and Short-term Investments
-------------------------------
Short-term investments consist of debt securities with a maturity of one year or less, which are classified as "held-to-maturity" and carried at amortized cost.

Inventories and Unamortized Costs on Contracts
----------------------------------------------
Inventories are valued at the lower of cost (principally first-in, first-out) or market prices. Unamortized costs on contracts include the cost of plant and project facilities to be absorbed over the life of the projects, the estimated value of recoverable assets, and costs related to unpriced change orders and claims for additional contract compensation to the extent their recovery is probable. The amount of costs relating to unpriced change orders and claims that is included in inventories and unamortized costs on contracts is the lesser of the actual amount of costs incurred and the estimated amount that is recoverable as additional compensation. These estimates are based upon management's expectations regarding the probability of future recovery and may be subject to revision in the normal course of business.

Property, Plant, and Equipment
------------------------------
Property, plant, and equipment are stated at cost. Major improvements and renewals are capitalized, while maintenance and repairs are charged to cost as incurred.

The company depreciates all property, plant, and equipment over its expected useful life on a straight-line basis. The depreciation expense is determined by means of management estimates of expected useful life, salvage value and asset useage. These estimates may be subject to revision in the normal course of business. Included in property, plant and equipment are capitalized computer software costs, together with the costs of systems implementation, in 1995 amounting to $1,581 which are being depreciated on a straight-line basis over a five year period.

Upon sale or retirement of property, plant, and equipment, the related costs and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in income.

Income Taxes
------------
Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Guy F. Atkinson Company of California
Notes to Consolidated Financial Statements
(in thousands of dollars except share and per share amounts)


Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk
----------------------------
Financial instruments that potentially subject the company to concentrations of credit risk consist principally of short-term investments and accounts receivable.

The company places excess cash in U.S. and Canadian government debt obligations, investment-grade commercial paper and certificates of deposit, in accordance with investment objectives which are designed to preserve principal, meet liquidity needs, minimize credit risk and achieve a satisfactory yield. The company provides construction services to a large number of public agencies and private sector companies in different industries and geographic areas.
The company performs ongoing credit evaluations of its customers and generally does not require collateral. The company maintains reserves for potential credit losses, and such losses have been within management's expectations.

Earnings per share
------------------
Earnings per share of common stock and common stock equivalents are calculated using the weighted average number of common shares outstanding, excluding restricted shares for which performance goals have not been met, plus (in periods where they have a dilutive effect) the net additional number of shares which would be issuable upon the exercise of stock options and warrants, assuming that the company used the proceeds received to repurchase outstanding shares at market prices.

Adoption of New Accounting Standards
------------------------------------
In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for Long-Lived Assets" (SFAS 121) was issued. The company will adopt this standard in 1996, the effect of which is not expected to be significant.
In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123) was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to be either included as compensation expense in the income statement, or the pro-forma effect on net income and earnings per share to be disclosed in the footnotes to the financial statements commencing in 1996. The company has elected to adopt SFAS 123 on a disclosure basis and, as such, the effect of its implementation is not expected to be significant.

Changes in Accounting Principles
--------------------------------
In 1994, the company recorded an accounting charge of $739 for postemployment benefit costs upon the adoption of SFAS 112.

In 1993, the company recorded an accounting charge of $7,096 for postretirement healthcare costs upon the adoption of SFAS 106 and an accounting gain of $12,070 representing deferred income tax benefits upon the adoption of SFAS 109.

Reclassification of 1994 and 1993 Financial Statements
------------------------------------------------------
Certain amounts for 1994 and 1993 have been reclassified to conform with the 1995 financial statement presentation and have not affected previously reported net income or stockholders' equity.

Guy F. Atkinson Company of California
Notes to Consolidated Financial Statements
(in thousands of dollars except share and per share amounts)


Cash and Short-Term Investments
-------------------------------
Cash and short-term investments consist of the following:                         1995        1994
                                                                               -------     -------
U.S. government treasury securities                                            $   256     $     -
Canadian government debt obligations                                                 -      13,429
Investment-grade commercial paper                                               25,097      56,336
Cash balances                                                                   14,451       8,676
                                                                               -------     -------
Total cash and short-term investments                                          $39,804     $78,441
                                                                               =======     =======

Accounts Receivable

Accounts receivable include retained percentages of $13,366 and $8,288 at December 31, 1995 and 1994 respectively. The amount for 1995 is expected to be collected as follows: $7,523 in 1996 and $5,843 in 1997.


Inventories and Unamortized Costs on Contracts

The major classifications of inventory are as follows:                            1995        1994
                                                                               -------     -------
Construction materials, parts and supplies                                     $ 2,812     $ 3,724
Unamortized costs on contracts                                                  18,175      16,338
                                                                               -------     -------
                                                                               $20,987     $20,062
                                                                               =======     =======

Unamortized costs on contracts include $9,414 (1994 - $13,965) of costs relating to claims, and $4,315 (1994 - $2,200) of costs relating to unapproved change orders.


Investments in Joint Ventures

The company participates in various construction joint ventures in the United States, Canada and other countries.

Net assets of these joint ventures are as follows:                                Total   Company Interest   Other Interest
                                                                               --------   ----------------   --------------
1995
Assets                                                                         $110,624            $38,937         $ 71,687
Liabilities                                                                      67,850              7,395           60,455
                                                                               --------            -------         --------
Net assets                                                                     $ 42,774            $31,542         $ 11,232
                                                                               ========            =======         ========
1994
Assets                                                                         $190,640            $66,196         $124,444
Liabilities                                                                      91,034             25,796           65,238
                                                                               --------            -------         --------
Net assets                                                                     $ 99,606            $40,400         $ 59,206
                                                                               ========            =======         ========

                                                                       Page 12

Guy F. Atkinson Company of California
Notes to Consolidated Financial Statements
(in thousands of dollars except share and per share amounts)


Investments in Joint Ventures (continued)
Investment in joint ventures is made up as follows:                                 1995       1994
                                                                               ---------   --------
Investment in joint ventures                                                   $  32,272   $ 40,503
Due to joint ventures                                                               (730)      (103)
                                                                                --------   --------
Net investment                                                                  $ 31,542   $ 40,400
                                                                                ========   ========

Income statement amounts for joint ventures are:                                   1995        1994        1993
                                                                               --------    --------    --------
Revenue
Sponsored joint ventures                                                       $143,933    $121,934    $141,239
Less other venturers' shares                                                     90,064      62,292      81,732
                                                                               --------    --------    --------
Company share of sponsored joint ventures                                        53,869      59,642      59,507
Company share of non-sponsored joint ventures                                    20,588      41,322      56,557
                                                                               --------    --------    --------
Revenue recorded from joint ventures                                           $ 74,457    $100,964    $116,064
                                                                               ========    ========    ========
Cost of revenue
Sponsored joint ventures                                                       $129,518    $109,885    $125,135
Less other venturers' shares                                                     81,260      49,899      70,645
                                                                               --------    --------    --------
Company share of sponsored joint ventures                                        48,258      59,986      54,490
Company share of non-sponsored joint ventures                                    20,173      44,835      48,969
                                                                               --------    --------    --------
Cost of revenue recorded from joint ventures                                   $ 68,431    $104,821    $103,459
                                                                               ========    ========    ========
Gross margin
Sponsored joint ventures                                                       $ 14,415    $ 12,049    $ 16,104
Less other venturers' shares                                                      8,804      12,393      11,087
                                                                               --------    --------    --------
Company share of sponsored joint ventures                                         5,611        (344)      5,017
Company share of non-sponsored joint ventures                                       415      (3,513)      7,588
                                                                               --------    --------    --------
Gross margin recorded from joint ventures                                      $  6,026    $ (3,857)   $ 12,605
                                                                               ========    ========    ========

The company's investment in each joint venture consists of cash contributions, plus its share of earnings, minus its share of losses and cash distributions. The company adjusts its share of earnings from each joint venture, where necessary, to conform with the percentage of completion method as outlined in the Summary of Significant Accounting Policies. As a consequence, investments in joint ventures will be subject to estimates regarding total costs to be incurred and the amount of costs relating to unpriced change orders and claims that is recoverable as additional contract compensation. These estimates may be subject to revision in the normal course of business.


Credit Agreements

The company has short-term credit lines with domestic and foreign banks aggregating $40,000. The company's credit agreements provide for commitment and other fees in accordance with standard banking practice, and contain certain restrictive covenants relating to net worth and other criteria. Assets pledged as collateral under the agreements, principally deposit accounts, accounts receivable, equipment and inventories, had a net book value of $121,214 at December 31, 1995.

Guy F. Atkinson Company of California
Notes to Consolidated Financial Statements
(in thousands of dollars except share and per share amounts)


Credit Agreements (continued)

At December 31, 1995 and during the year, there were no borrowings outstanding under the agreements, and the company was in compliance with all covenants.
The company's weighted average interest rate on short-term borrowings was 6.11% in 1994 and 6% in 1993.

The company is contingently liable under standby letters of credit totaling $6,793 at December 31, 1995, issued in the normal course of business. These outstanding letters of credit reduce the amount available for borrowing under the company's credit agreements.


Accounts Payable

Checks written which have not yet been presented for payment are included in accounts payable. These amounts were approximately $4,700 and $3,900 at December 31, 1995 and 1994, respectively.


Long-term Obligations

Long-term obligations consist of the following:                                  1995        1994
                                                                               ------      ------
Industrial development bond, 5.95%, due 1998                                   $  779      $1,063
Equipment financing agreements and capitalized lease obligations,
  8.75% to 10.1%, due 1995-1998                                                   778         290
Subordinated debentures, 6.5%, due 1999                                           677         784
Real estate mortgage, 8.5%                                                          -         152
Promissory notes, 10%, due 2003                                                   527         572
                                                                               ------      ------
                                                                                2,761       2,861
Less current portion                                                              844         662
                                                                               ------      ------
                                                                               $1,917      $2,199
                                                                               ======      ======

Required principal repayments for the years 1996 through 2000 are as follows:
$844, $900, $462, $256 and $72, respectively, with $227 due after 2000.
Financing agreements contain restrictive covenants relating to net worth and other criteria. Properties and equipment with a net book value of $3,279 at December 31, 1995, are pledged as collateral for an industrial development bond and equipment financing agreements.


Operating Leases

The company leases office space, facilities and equipment under various operating leases. At December 31, 1995, future minimum rental payments applicable to noncancellable operating leases were as follows:

1996                                                              $ 3,115
1997                                                                3,093
1998                                                                2,824
1999                                                                1,700
2000                                                                1,569
After 2000                                                          3,866
                                                                  -------
Total                                                             $16,167
                                                                  =======

For the years 1995, 1994 and 1993 rental expense amounted to $3,095, $2,861 and $1,568 respectively.

Guy F. Atkinson Company of California
Notes to Consolidated Financial Statements
(in thousands of dollars except share and per share amounts)


Restricted Stock, Stock Options and Warrants

Under the provisions of the company's Executive Stock Plan, the Board of Directors can grant nonqualified and incentive stock options, restricted stock and stock appreciation rights for up to 1,300,000 shares to key executives at the current market price on the date of the grant. No awards may be granted after April 15, 2005. The right to exercise options granted vests 25 percent on each of the first four annual anniversary dates of the grant and expires after 10 years. Restrictions on restricted stock are progressively removed based on achievement of earnings per share performance goals.

At December 31, 1995 the market value of the restricted shares in issue amounted to $400 which has been recorded as "Unearned compensation," a component of stockholders' equity (offset by an identical increase in paid-in capital). Unearned compensation is amortized as the performance goals are met and charged to general and administrative expenses, or reversed in conjunction with any forfeitures of restricted shares. Performance goals with respect to 1995 were not met and no amounts were amortized in 1995. In accordance with plan provisions, 40,000 restricted shares, with a market value of $400 as of December 31, 1995, will be forfeited and returned to the company in March of 1996.

The exercise price of all oustanding options and warrants issued prior to March 31, 1995 were repriced as a consequence of the special $2.00 per share dividend paid on that date.

Summary of stock options                       Number of Shares  Price per Share
                                               ----------------  ---------------
Outstanding at December 31, 1993                        310,300   $8.50 - $15.50
   Granted in 1994                                      116,000             8.50
   Forfeited in 1994                                      5,000    8.50 -  15.50
                                                        -------   --------------
   Outstanding at December 31, 1994                     421,300    8.50 -  15.50
                                                        -------   --------------
   Granted in 1995  (1)                                 371,104    6.55 -  11.95
   Forfeited in 1995                                     64,003    6.55 -  11.95
   Exercised in 1995                                     33,930    6.55 -   7.23
                                                        -------   --------------
   Outstanding at December 31, 1995                     694,471    6.55 -  11.95
                                                        -------   --------------
   Exercisable at December 31, 1995                     268,821    6.55 -  11.95
   Exercisable at December 31, 1994                     184,675   $6.55 - $11.95

Summary of restricted stock                    Number of Shares
                                               ----------------
   Outstanding at December 31, 1993                      92,000
   Forfeited in 1994                                     18,400
                                                        -------
   Outstanding at December 31, 1994                      73,600
   Forfeited in 1995                                     33,600
                                                        -------
   Outstanding at December 31, 1995                      40,000
                                                        -------
Total shares available for grant at:
   December 31, 1995                                    529,827
   December 31, 1994                                      5,100

(1) Includes 109,104 additional options issued in conjunction with the repricing formula resulting from the $2.00 per share dividend paid on March 31, 1995.

In 1994, 100,000 shares of restricted stock with a market value of $969 were contributed to the company's pension plan.

The company has issued stock warrants, expiring in 1998, for 387,500 shares exercisable at $7.00 per share in conjunction with renewal of a 1993 credit facility.

Guy F. Atkinson Company of California
Notes to Consolidated Financial Statements
(in thousands of dollars except share and per share amounts)


Other Income

Miscellaneous income (expense) in 1995 includes gains of $2,138 on property dispositions, a loss of $3,041 on the write-down of a property, and gains of $2,079 on the favorable settlement of certain accrued liabilities.

Miscellaneous income (expense) in 1993, includes a gain in the amount of $7,243 on sale of the company's headquarters property.


Discontinued Operations and Restructuring

During 1994 the company disposed of its nonconstruction operations, specifically its manufacturing subsidiary, Lake Center Industries, Inc.; its pipe distribution business, Comco Pipe & Supply Company; and its oil and gas interests. The results of operations of these businesses are shown separately in the income statement as "income from discontinued operations" for each of the years presented. The balance sheets of the company at December 31, 1994 and 1993 have not been restated.

Summarized results of discontinued operations are as follows:                  1995            1994       1993
                                                                               ----        --------   --------
Revenue                                                                        $  -        $170,495   $173,554
                                                                               ====        ========   ========
Income from discontinued operations before taxes                                  -           6,060      7,818
Provision for income taxes                                                        -           2,822      2,753
                                                                               ----        --------   --------
Income from discontinued operations                                            $  -        $  3,238   $  5,065
                                                                               ====        ========   ========

Gain on disposal of discontinued operations before taxes                       $  -        $ 58,969   $      -
Provision for income taxes                                                        -          22,103          -
                                                                               ----        --------   --------
Gain on disposal of discontinued operations                                    $  -        $ 36,866   $      -
                                                                               ====        ========   ========
Per share of common stock:
Income from discontinued operations                                            $  -        $   0.36   $   0.58
Gain on disposal of discontinued operations                                       -            4.16          -
                                                                               ----        --------   --------
Income per share of common stock from discontinued operations                  $  -        $   4.52   $   0.58
                                                                               ====        ========   ========

Restructuring charges in 1994, amounting to $4,169 are made up of the following:

Reductions in staffing levels                                                  $2,290
Consolidation of offices and facilities                                           698
Abandonment of non-productive assets                                            1,181
                                                                               ------
Total restructuring charge                                                     $4,169
                                                                               ======
                                                                       Page 16

Guy F. Atkinson Company of California
Notes to Consolidated Financial Statements
(in thousands of dollars except share and per share amounts)


Income Taxes
The consolidated tax provision is made up as follows:                             1995         1994        1993
                                                                               -------     --------    --------
Income (loss) from continuing operations before provision (benefit)
   for income taxes and cumulative effect of changes in accounting:
      United States                                                            $ 3,201     $(62,969)   $(15,710)
      Foreign                                                                    1,549        2,188       8,406
                                                                               -------     --------    --------
                                                                                 4,750      (60,781)     (7,304)
                                                                               -------     --------    --------
Provision (benefit) for income taxes
   Federal
      Current                                                                      121      (12,379)     (3,277)
      Deferred                                                                       -        1,350       1,115
   State                                                                            92        1,170         500
   Foreign
      Current                                                                      481          606       2,404
      Deferred                                                                     447          495         614
                                                                               -------     --------    --------
                                                                                 1,141       (8,758)      1,356
                                                                               -------     --------    --------
Income (loss) from continuing operations before cumulative effect
   of changes in accounting:                                                   $ 3,609     $(52,023)   $ (8,660)
                                                                               =======     ========    ========

The current benefit in 1994 of $12,379 was attributable to the intraperiod allocation of taxes to the gain on disposal of discontinued operations, see "Discontinued Operations and Restructuring."

The provisions for income taxes are different than the amounts computed by applying the statutory federal income tax rate of 34 percent.

Tax differences are summarized as follows:                                        1995         1994        1993
                                                                               -------     --------    --------
Provision (benefit) at statutory rates                                         $ 1,615     $(20,666)   $ (2,483)
U.S. losses for which no tax benefit was recorded                                    -       13,555       5,541
Net operating loss utilization                                                  (1,552)           -           -
Foreign taxes                                                                      916         (390)      1,186
State income taxes                                                                  61          772         330
Nondeductible expenses                                                             101           68          79
Reconciliation of previous tax estimates                                             -            -      (1,404)
Tax reimbursements from discontinued operations                                      -       (2,097)     (1,893)
                                                                               -------     --------    --------
Provision (benefit) for income taxes                                           $ 1,141     $ (8,758)   $  1,356
                                                                               =======     ========    ========

No provision has been made for additional income taxes on undistributed earnings of a foreign subsidiary (which totaled $34,688 at December 31, 1995) because of reinvestment policies.

Guy F. Atkinson Company of California
Notes to Consolidated Financial Statements
(in thousands of dollars except share and per share amounts)


Income Taxes (continued)

In the first quarter of 1993, the company adopted SFAS 109, "Accounting for Income Taxes," and recorded a gain of $12,070 represented by an increase in deferred income tax assets of $33,016, less a valuation allowance of $20,946.

Deferred income tax assets (liabilities) are made up as follows:                  1995        1994        1993
                                                                               -------     -------     -------
Temporary differences:
   Contract recognition method for tax purposes                                $(2,385)    $(3,985)    $  (788)
   Depreciation                                                                    235         570       1,547
   Estimated losses and reserves                                                 6,845       9,602        (507)
   Employee benefits                                                              (494)       (676)        635
   Inventory cost capitalization                                                     -          54         675
   Other                                                                            69         175        (287)
                                                                               -------     -------     -------
                                                                                 4,270       5,740       1,275
Operating loss carryforward                                                     12,934      13,633      20,769
Foreign tax credits                                                                  -       8,266      11,094
Alternative minimum tax carryforward                                             1,394       1,044       1,044
                                                                               -------     -------     -------
Deferred income tax asset                                                       18,598      28,683      34,182
Less, valuation allowance                                                       18,934      28,572      23,366
                                                                               -------     -------     -------
Net deferred income tax asset (liability)                                      $  (336)    $   111     $10,816
                                                                               =======     =======     =======

Deferred income taxes are classified as follows:                                  1995        1994        1993
                                                                               -------     -------     -------
Deferred income tax asset (liability) - current                                $  (248)    $    23     $  (342)
Deferred income tax asset (liability) - long-term                                  (88)         88      11,158
                                                                               -------     -------     -------
Net deferred income tax asset (liability)                                      $  (336)    $   111     $10,816
                                                                               =======     =======     =======

SFAS 109 provides that deferred income tax benefits be reduced by a valuation allowance with respect to any benefits that, based on available evidence, are not expected to be realized. The gain recorded upon adoption of SFAS 109 was based on tax strategies which included the sale of those assets associated with discontinued operations. During 1994 those strategies were implemented and the related gains recognized. As required by the standard, the company has evaluated the available evidence as defined by SFAS 109, and has increased the valuation allowance.

The company's net operating loss carryforwards expire as follows:
Year                                                                           Amount
                                                                               -------
2004                                                                           $25,277
2006                                                                             5,735
2007                                                                             3,369
2008                                                                             3,660
                                                                               -------
Total                                                                          $38,041
                                                                               =======

Guy F. Atkinson Company of California
Notes to Consolidated Financial Statements
(in thousands of dollars except share and per share amounts)


Employees' Pension and Retirement Plans

The company maintains defined benefit pension plans covering substantially all U.S. salaried employees and certain hourly employees. Benefits are generally based on years of service and compensation during the last five years of employment. The company's funding policy is to contribute annually amounts deductible for income tax purposes. The company records expenses and liabilities for these plans based upon assumptions regarding current and future interest rates, inflation rates,life expectancy and expected returns on plan assets. These estimates may be subject to revision in the normal course of business.

The company provides an excess benefit plan for defined benefits in excess of qualified plan limits imposed by federal tax law. In addition, the company maintains defined contribution plans covering salaried and certain hourly employees. Participation in the defined contribution programs is generally voluntary and the company matches employee contributions, based on covered payroll, up to specified limits.

The following table sets forth the defined benefit plans' funded status and amounts recognized in the company's financial statements:
                                                                                  1995        1994
                                                                               -------     -------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation: Nonvested                                   $ 3,737     $ 3,097
   Accumulated benefit obligation: Vested                                       17,300      11,447
                                                                               -------     -------
Total accumulated benefit obligation                                           $21,037     $14,544
                                                                               =======     =======

Projected benefit obligation for service rendered to date                      $21,977     $16,414
Plans' assets at fair market value, primarily listed stocks and bonds, including $1,000 in restricted shares of common stock
   of Guy F. Atkinson Company of California                                     16,783      12,379

Excess of projected benefit obligation over plans' assets                        5,194       4,035
Unrecognized net loss from past experience different from
   that assumed, and effect of changes in assumptions                           (5,404)     (4,042)
Remaining portion of unrecognized net assets at January 1,
   1986, being recognized over approximately 13 years                              186         263
Adjustment to recognize minimum liability                                        4,278       1,909
                                                                               -------     -------
Accrued pension expense                                                        $ 4,254     $ 2,165
                                                                               =======     =======

Net pension expense is made up as follows:                                        1995        1994        1993
                                                                               -------     -------     -------
Service costs - benefits earned during the year                                $   925     $ 1,224     $ 1,539
Interest cost on projected benefit obligation                                    1,369       1,255       1,738
Actual return on plan assets                                                    (3,404)        416      (1,352)
Net amortization and deferral                                                    2,493      (1,127)        (40)
                                                                               -------     -------     -------
Net pension expense                                                            $ 1,383     $ 1,768     $ 1,885
                                                                               =======     =======     =======

Guy F. Atkinson Company of California
Notes to Consolidated Financial Statements
(in thousands of dollars except share and per share amounts)

Employees' Pension and Retirement Plans (continued)
Assumptions used in computing the plans' funded status:                          1995        1994
                                                                               ------      ------
Discount rate                                                                    7.5%        8.5%
Expected long-term rate of return on plan assets                                 9.0%        9.0%
Rate of increase in future compensation levels                                   4.5%        4.5%

</table?
In accordance with SFAS No. 87, the company has recorded an additional minimum pension liability to reflect the excess of accumulated benefits over the fair market value of plan assets. A corresponding amount has been recorded as an intangible pension asset, except to the extent that the additional minimum liability exceeds related unrecognized prior service costs, in which case the excess is charged to stockholders' equity.


The following pension assets and liabilities have been recorded:                 1995        1994
                                                                               ------      ------
Additional minimum pension liability                                           $4,278      $1,909
Intangible pension asset                                                        3,934       1,909
                                                                               ------      ------
Charge to stockholders' equity                                                 $  344      $    -
                                                                               ======      ======

The company contributes to defined contribution retirement plans and various defined benefit multiemployer plans on behalf of unionized employees.
Costs of these plans were as follows:                                            1995        1994        1993
                                                                               ------      ------      ------
Defined benefit multiemployer plans                                            $2,652      $4,835      $3,358
Defined contribution retirement plans                                             719         981       2,122
Total plan costs                                                               ------      ------      ------
                                                                               $3,371      $5,816      $5,480
                                                                               ======      ======      ======

Supplementing pension benefits, the company provides certain healthcare benefits for retired salaried employees reaching retirement age while working with the company.
The following are the components of postretirement benefit liability:            1995        1994
                                                                               ------      ------
Accumulated postretirement benefit obligation:
   Retirees                                                                    $5,259      $5,072
   Fully eligible employees                                                       589         507
   Other active plan participants                                                 494         384
                                                                               ------      ------
                                                                                6,342       5,963
Unrecognized net gain                                                             140         752
                                                                               ------      ------
Accrued postretirement obligation                                              $6,482      $6,715
                                                                               ======      ======

Guy F. Atkinson Company of California
Notes to Consolidated Financial Statements
(in thousands of dollars except share and per share amounts)


Employees' Pension and Retirement Plans (continued)

Postretirement healthcare expense consists of:                                 1995          1994          1993
                                                                               ----          ----          ----
Service costs - benefits earned during the period                              $ 27          $ 62          $ 60
Interest cost on accumulated postretirement benefit obligation                  500           462           530
Net amortization of unrecognized gains (losses)                                  (9)            -             -
                                                                               ----          ----          ----
Net postretirement benefit cost                                                $518          $524          $590
                                                                               ====          ====          ====

Assumptions used for postretirement benefit costs and obligations:             1995          1994
                                                                               ----          ----
Discount rate                                                                  7.5%          8.5%
Medical cost trend rate                                                   % in 1995   10% in 1994
                                                                        reducing to   reducing to
                                                                         6% in 2001    5% in 2004

Postemployment Benefits

The company provides certain postemployment benefits, such as self-insured disability benefits to former and inactive employees. The liability for postemployment benefits was $941 at December 31, 1995 and $936 at December 31, 1994. Postemployment benefit expense was $333 in 1995, $228 in 1994 and $206 in 1993.


Litigation and Contingencies

Litigation
----------
The nature of the construction business periodically results in liens, disputes, suits and claims. Certain claims and suits have been brought against the company in connection with contractual disputes, alleging personal injury, property or other damages. Disputes are generally negotiated to settlement or litigated, with judgments against the company being either promptly satisfied or appealed. Company policy is to accrue amounts for any liabilities which it believes will result from claims and suits against the company. These amounts are based upon management's estimates of the most likely outcome of such claims and suits, and may be materially different from the amounts asserted by the claimants.

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

Environmental Liabilities
-------------------------
The company has certain potential environmental remediation obligations with respect to properties which have been sold. In recording the sale of these properties, the company set aside a portion of the sale proceeds to cover the potential future costs of such environmental remediation which may become necessary. The portion of the sale proceeds which was set aside was based upon management's best estimate of potential future costs, if any. These estimates may be subject to revision in the normal course of business.

Guy F. Atkinson Company of California
Notes to Consolidated Financial Statements
(in thousands of dollars except share and per share amounts)


Litigation and Contingencies (continued)

Self-Insurance Programs
-----------------------
The company is insured for workers' compensation, automobile and general liability losses through a risk retention program, with excess liability insurance to cover more significant liability exposures. The company sets aside reserves for estimated losses to be incurred from both asserted and unasserted claims. These estimates are based on historical claims data and may be subject to revision in the normal course of business.

Geographic Area Information
Summarized geographic area information:                                            1995        1994        1993
                                                                               --------    --------    --------
Revenue:
   United States                                                               $332,409    $388,969    $279,036
   Canada                                                                        37,136      16,700      33,800
   Asia                                                                          37,158           -           -
   Other areas                                                                   10,292      17,300      32,200
                                                                               --------    --------    --------
Total revenue                                                                  $416,995    $422,969    $345,036
                                                                               ========    ========    ========

Operating profit (loss):
   United States                                                               $  9,312    $(41,000)   $(12,100)
   Canada                                                                        (4,561)      2,100       2,100
   Asia                                                                           3,194           -           -
   Other areas                                                                    2,099       1,700       6,900
                                                                               --------    --------    --------
Total operating profit (loss)                                                    10,044     (37,200)     (3,100)
                                                                               --------    --------    --------

General corporate (expense)                                                      (4,390)    (18,679)       (723)
Interest (expense)                                                                 (904)     (4,902)     (3,481)
                                                                               --------    --------    --------
Income (loss) from continuing operations before taxes and
   cumulative effect of changes in accounting                                  $  4,750    $(60,781)   $ (7,304)
                                                                               ========    ========    ========

Identifiable assets:
   United States                                                               $144,062    $ 98,600    $198,200
   Canada                                                                        18,656      15,400      31,500
   Asia                                                                          20,222           -           -
   Other areas                                                                    6,893      10,700      10,600
   Corporate assets                                                              45,011      75,014      31,579
                                                                               --------    --------    --------
Total assets                                                                   $234,844    $199,714    $271,879
                                                                               ========    ========    ========

Operating profit (loss) is total revenue less operating expenses, excluding corporate general and administrative expense, corporate miscellaneous expense, interest expense, and income taxes. Identifiable assets by geographic area are those that are used in the company's operations in each area. Corporate assets are principally cash and short-term investments, accrued and deferred income taxes, and corporate properties and equipment.

The company derived 2.4 percent in 1995, 5.0 percent in 1994 and 4.3 percent in 1993, of total revenue from contracts with the U.S. government.

Guy F. Atkinson Company of California
Notes to Consolidated Financial Statements
(in thousands of dollars except share and per share amounts)


Quarterly Financial Data - Unaudited

1995                                                                 1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                                                                     -----------  -----------  -----------  -----------

Revenue                                                                 $ 89,738     $ 86,434    $  91,364     $149,459
                                                                        ========     ========    =========     ========

Gross margin                                                               6,938        7,264       10,818       14,152
                                                                        --------     --------    ---------     --------
Net income (loss)                                                           (987)         721        1,215        2,660
                                                                        ========     ========    =========     ========

Net income (loss) per share of common stock                                (0.11)        0.08         0.13         0.29
                                                                        ========     ========    =========     ========

1994                                                                 1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                                                                     -----------  -----------  -----------  -----------

Revenue                                                                 $127,171     $123,429     $109,942     $ 62,427
                                                                        ========     ========     ========     ========
Gross margin                                                               5,849        7,036        1,908      (28,873)
(Loss) from continuing operations before cumulative effect of
   changes in accounting                                                  (2,129)      (2,664)      (7,700)     (39,530)
Income (loss) from discontinued operations                                 1,371        1,670          396         (199)
Gain on disposal of discontinued operations                                    -            -        2,611       34,255
                                                                        --------     --------     --------     --------
(Loss) before cumulative effect of changes in accounting                    (758)        (994)      (4,693)      (5,474)
Cumulative effect of changes in accounting                                  (739)           -            -            -
                                                                        --------     --------     --------     --------
Net (loss)                                                                (1,497)        (994)      (4,693)      (5,474)
                                                                        ========     ========     ========     ========
(Loss) per share of common stock from continuing
   operations before cumulative effect of changes in accounting            (0.24)       (0.30)       (0.87)       (4.45)
Income per share of common stock from discontinued
   operations                                                               0.15         0.19         0.34         3.84
                                                                        --------     --------     --------     --------
(Loss) per share of common stock before cumulative effect of
   changes in accounting                                                   (0.09)       (0.11)       (0.53)       (0.61)
Cumulative effect per share of common stock of changes in
   accounting                                                              (0.08)           -            -            -
                                                                        --------     --------     --------     --------
Net (loss) per share of common stock                                       (0.17)       (0.11)       (0.53)       (0.61)
                                                                        ========     ========     ========     ========

Guy F. Atkinson Company of California
Notes to Consolidated Financial Statements
(in thousands of dollars except share and per share amounts)

Quarterly Financial Data - Unaudited (continued)

1993                                                                 1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                                                                     -----------  -----------  -----------  -----------
Revenue                                                                 $ 82,025     $ 70,908     $ 89,497     $102,606
                                                                        ========     ========     ========     ========
Gross margin                                                               4,518        5,895        5,376        2,940
(Loss) from continuing operations before cumulative effect of
   changes in accounting                                                    (487)      (1,277)        (758)      (6,138)
Income from discontinued operations                                        1,617        1,581          841        1,026
                                                                        --------     --------     --------     --------
Income (loss) before cumulative effect of changes in accounting            1,130          304           83       (5,112)
Cumulative effect of changes in accounting                                 4,974            -            -            -
                                                                        --------     --------     --------     --------
Net income (loss)                                                       $  6,104     $    304     $     83     $ (5,112)
                                                                        ========     ========     ========     ========
(Loss) per share of common stock from continuing operations
   before cumulative effect of changes in accounting                    $  (0.05)       (0.15)       (0.09)       (0.70)
Income per share of common stock from discontinued
   operations                                                               0.18         0.18         0.10         0.12
                                                                        --------     --------     --------     --------
Income (loss) per share of common stock before cumulative
   effect of changes in accounting                                          0.13         0.03         0.01        (0.58)
Cumulative effect per share of common stock of changes in
   accounting                                                               0.57            -            -            -
                                                                        --------     --------     --------     --------
Net income (loss) per share of common stock                             $   0.70     $   0.03     $   0.01     $  (0.58)
                                                                        ========     ========     ========     ========

                                                                       Page 24