Form 10-Q
period 1996-03-31
ATKINSON GUY F CO OF CALIFORNIA
filed 1996-05-15
CIK 8137

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


                            FORM 10-Q


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended March 31, 1996

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

                                       Yes  X  No

Common stock as of May 10, 1996
  Issued and outstanding - 8,974,467 shares

              PART I  -  FINANCIAL INFORMATION

               Item 1.    Financial Statements

Guy F. Atkinson Company of California
Consolidated Balance Sheets
(in thousands of dollars except share and per share amounts)

                                                      March 31, December 31,
                                                           1996         1995
                                                   (unaudited)

ASSETS
Current assets
Cash and short-term investments                          $7,382      $39,804
Accounts receivable                                     102,033       76,196
Costs and estimated earnings in excess of billings        9,014       28,751
Inventories and unamortized costs on contracts           21,435       20,987
Investments in joint ventures                            32,396       32,272
Other current assets                                      5,847        5,244
- ----------------------------------------------------------------------------
Total current assets                                    178,107      203,254
- ----------------------------------------------------------------------------

Property, plant and equipment
At cost:
      Land                                                2,575        2,683
      Buildings                                          10,331       11,203
      Construction equipment                             33,779       36,036
      Other equipment                                     8,043        7,478
- ----------------------------------------------------------------------------
                                                         54,728       57,400
Less accumulated depreciation                            26,311       28,163
- ----------------------------------------------------------------------------
Total property, plant and equipment, net                 28,417       29,237
- ----------------------------------------------------------------------------

Other assets                                              2,377        2,353
- ----------------------------------------------------------------------------

Total assets                                           $208,901     $234,844
============================================================================
See accompanying notes

Guy F. Atkinson Company of California
Consolidated Balance Sheets
(in thousands of dollars except share and per share amounts)

                                                      March 31, December 31,
                                                           1996         1995
                                                   (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable, including current portion of long-
  term debt                                              $5,793         $844
Accounts payable                                         65,890       86,671
Billings in excess of costs and estimated earnings       14,025       20,300
Accrued federal and foreign income taxes                  4,133        5,020
Other accrued expenses                                   25,533       28,145
Deferred income taxes                                       249          248
Due to joint ventures                                       460          730
- ----------------------------------------------------------------------------
Total current liabilities                               116,083      141,958
- ----------------------------------------------------------------------------

Non-current liabilities
Long-term debt, less current portion                      1,841        1,917
Deferred income taxes                                        88           88
Postretirement healthcare and postemployment
  benefit obligations                                     7,423        7,423
- ----------------------------------------------------------------------------
Total liabilities                                       125,435      151,386
- ----------------------------------------------------------------------------

Stockholders' Equity
Preferred stock, par value $0.01; 2,000,000 shares
  authorized; none issued or outstanding
Common stock, par value $0.01; 20,000,000 shares
  authorized; 8,962,767 issued and outstanding at
  March 31, 1996 and 8,951,154 at December 31, 1995       1,895        1,895
Paid-in capital                                          13,059       13,085
Accumulated translation adjustment                       (4,329)      (4,446)
Unearned compensation                                       -           (400)
Additional pension liability                               (344)        (344)
Retained earnings                                        73,185       73,668
- ----------------------------------------------------------------------------
Total stockholders' equity                               83,466       83,458
- ----------------------------------------------------------------------------

Total liabilities and stockholders' equity             $208,901     $234,844
============================================================================
See accompanying notes

Guy F. Atkinson Company of California
Consolidated Statements of Income
(in thousands of dollars except share and per share amounts)

Quarters ended March 31,                                   1996         1995
                                                   (unaudited)

Revenue                                                 $99,185      $89,738
Cost of revenue                                          90,560       82,800
- ----------------------------------------------------------------------------
Gross margin                                              8,625        6,938
General and administrative expenses                       9,878        8,805
- ----------------------------------------------------------------------------
(Loss) from operations                                   (1,253)      (1,867)
Other income (expense)
   Interest income                                          854        1,046
   Interest expense                                        (157)        (201)
   Miscellaneous                                            622           84
- ----------------------------------------------------------------------------
Total other income (expense)                              1,319          929
- ----------------------------------------------------------------------------
Income (loss) before income taxes                            66         (938)
Provision for income taxes                                  549           49
- ----------------------------------------------------------------------------

Net (loss)                                                ($483)       ($987)
============================================================================


Net (loss) per share of common stock                     ($0.05)      ($0.11)
============================================================================

Average number of shares of common stock and common
     stock equivalents utilized in net (loss) per
     share calculation                                8,958,000    8,917,000
============================================================================
See accompanying notes

Guy F. Atkinson Company of California
Consolidated Statement of Cash Flows
(in thousands of dollars except share and per share amounts)

Quarters ended March 31,                                   1996         1995
                                                   (unaudited)

Operating activities
Net (loss)                                                ($483)       ($987)
Adjustments to reconcile net (loss) to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                       2,461          491
      Deferred income taxes                                 -             11
      (Gain) on dispositions of property, plant and
        equipment                                        (1,850)        (765)
Changes in operating assets and liabilities:
      Accounts receivable                               (25,782)     (11,092)
      Inventories and unamortized costs on contracts       (443)      (3,962)
      Investments in joint ventures                        (383)       4,029
      Other current assets                                 (602)         147
      Accounts payable and accrued expenses             (23,436)       9,605
      Accrued income taxes                                 (887)      (1,552)
      Billings in excess of costs and estimated
        earnings, net                                    13,446       15,240
      Other, net                                            206            6
- ----------------------------------------------------------------------------
Net cash provided by (used in) operating activities     (37,753)      11,171
- ----------------------------------------------------------------------------

Cash flows from investing activities:
      Property, plant and equipment expenditures         (2,687)        (767)
      Proceeds from dispositions of property, plant
        and equipment                                     2,909          725
      Increase (decrease) in other assets, net              (24)         634
- ----------------------------------------------------------------------------
Net cash provided by investing activities                   198          592
- ----------------------------------------------------------------------------

Cash flows from financing activities:
      Short-term borrowings                               5,000          -
      Long-term debt repayments                            (127)        (141)
      Common stock issuance related to stock option
        awards                                              374          -
      Cash dividends paid                                   -        (17,835)
- ----------------------------------------------------------------------------
Net cash provided by (used in) financing activities       5,247      (17,976)
- ----------------------------------------------------------------------------

Effect of exchange rate changes on cash                    (114)          60
- ----------------------------------------------------------------------------

Net (decrease) in cash and short-term investments      ($32,422)     ($6,153)
============================================================================

Supplementary information:
Cash paid during the year for:
      Interest                                             $160         $273
      Federal, foreign and state income taxes               168        2,547
============================================================================
See accompanying notes

Guy F. Atkinson Company of California
Notes to Consolidated Financial Statements
(in thousands of dollars except share and per share amounts)


Financial Statement Content

The information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

Inventories and Unamortized Costs on Contracts

                                                      March 31, December 31,
The major classifications of inventory are as             1996         1995
  follows:                                           (unaudited)

Construction materials, parts and supplies               $2,605       $2,812
Unamortized costs on contracts                           18,830       18,175
- ----------------------------------------------------------------------------
                                                        $21,435      $20,987
============================================================================

Stock Options and Warrants

At March 31, 1996, the company had options outstanding with respect to 947,358 shares of common stock at exercise prices ranging from $6.55 to $11.95 per share. The right to exercise these options vests progressively over a four year period commencing with the date of issue and expiring ten years from the date of issue. In addition, there were stock warrants outstanding for 387,500 shares of common stock with an exercise price of $7.00 expiring in 1998.


Earnings Per Share

Net primary earnings per share of common and common stock equivalents are calculated using the weighted average number of common shares outstanding, plus the net additional number of shares which would be issuable upon the execise of stock options and warrants, assuming that the company used the proceeds received to repurchase outstanding shares at market prices.


Litigation and Contingencies

On March 7, 1995, a complaint asserting breach of contract and other wrongdoing in connection with the company's sale of its manufacturing subsidiary, Lake Center Industries, Inc., was filed against the company and its financial advisor by an unsuccessful bidder for Lake Center. The plantiffs allege they have suffered actual damages of $290 in connection with preparing their bid and also seek to recover $7,000 on a theory of unjust enrichment, together with an additional $10,000 in punitive damages. The company will vigorously defend this suit, which it believes to be without merit and further believes that the outcome will not have a material adverse effect on its financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (all dollar amounts are in thousands unless otherwise stated)

        Revenue:   The company's revenue of $99,185 increased by 11% in the
first quarter of 1996 compared with $89,738 in the first quarter of 1995. The increase in revenue was attributable to the substantial volume of new contract awards in 1995 that is now starting to make a significant contribution to revenue. The backlog of uncompleted contracts amounted to $615,293 at March 31, 1996, representing an increase of 45% over the March 31, 1995 backlog of $424,883.

        Gross margin:   The company's gross margin of $8,625 increased by 24% in
the first quarter of 1996 over the corresponding $6,938 in 1995. The percentage of gross margin to revenue increased to 8.7% in 1996 from 7.7% in 1995, reflecting a more profitable mix of construction contracts in 1996, as the company continues to focus on higher margin construction opportunities.

        General and administrative expense:   General and administrative
expenses of $9,878 in 1996 were 12% higher than the corresponding figure of $8,805 in 1995 due to ongoing business development activities in both the construction and water and wastewater treatment businesses, combined with increased international market development.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

    Interest income:   Interest income in the first quarter of 1996 declined
to $854 from $1,046 in the corresponding period of 1995 due to reduced cash and short-term investment balances in 1996.

    Interest expense:   Interest expense of $157 in the first quarter of
1996, was essentially unchanged from the $201 in the first quarter of 1995.

    Miscellaneous:   Miscellaneous income of $622 in 1996 was primarily
attributable to gains on property dispositions.

    Income taxes and net income:   The company recorded income before taxes
of $66 in 1996, compared with a loss of $938 in 1995. Income taxes gave rise to an expense of $549 in 1996 compared with $49 in 1995. In each year, income tax expense was attributable to state and foreign income taxes, with higher foreign taxes accounting for the increase in 1996 over 1995.
    The net loss for the first quarter of 1996 amounted to $483, compared with a net loss of $987 in 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

    The company's operating activities utilized cash of $37,753 in the first quarter of 1996, compared with $11,171 of cash generated in the first quarter of 1995. The negative operating cash flow in 1996 is due to the start-up cash requirements of new construction projects commencing in the first quarter of 1996, as well as the ongoing cash requirements of existing construction projects which are expected to return cash to the company in the latter part of 1996.

    The company has a two-year $40 million syndicated line of credit which expires on June 30, 1997. The availability of this line of credit is reduced by any letters of credit which may be outstanding under the lines. At March 31, 1996, the company had $5,000 in outstanding borrowings and $6,548 in outstanding letters of credit.

    The company believes that its cash and short-term investments, together with lines of credit and funds generated from operations and other sources will be adequate to cover foreseeable future requirements.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Shareholders of the company (the "Annual Meeting") was held on April 18, 1996. The only matter submitted to the shareholders was the election of directors. The table below sets forth the total number of votes for and withheld as to each of the eight candidates for director, all of whom were elected at the Annual Meeting.
                                                               Broker
Nominee                For      Withheld   Against   Abstain  Non-Votes
Jack J. Agresti     6,462,721    72,194      N/A       N/A       N/A
Duane E. Atkinson   6,523,944    10,971      N/A       N/A       N/A
Ray N. Atkinson     6,516,472    18,443      N/A       N/A       N/A
William E. Burch    6,516,875    18 040      N/A       N/A       N/A
J. Phillip Frazier  6,516,875    18,040      N/A       N/A       N/A
Donald R. Kayser    6,516,875    18,040      N/A       N/A       N/A
Ross J. Turner      6,516,875    18,040      N/A       N/A       N/A
John F. Whitsett    6,516,875    18,040      N/A       N/A       N/A


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

May 14, 1996