Form 10-K/A
period 1995-12-31
ATKINSON GUY F CO OF CALIFORNIA
filed 1996-07-01
CIK 8137

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

   The number of shares of common stock, at $0.01 par value, outstanding as of January 31, 1996 was 8,956,154.

   Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Shareholders held on April 18, 1996.

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-K/A

               AMENDMENT TO APPLICATION OR REPORT
          Filed pursuant to Section 12, 13, or 15(d) of
             THE SECURITIES AND EXCHANGE ACT OF 1934

              GUY F. ATKINSON COMPANY OF CALIFORNIA

                         AMENDMENT NO. 1


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 1995
Annual Report on Form 10-K as set forth in the pages attached hereto.

          1.   Amendment to Part IV, Item 14(a)3.

          1.   Amendment to Exhibit Index.

          2.   Exhibit 24.1 - Consent of Coopers & Lybrand.

          3.   Exhibit 99.1 - Financial Statements of the
               Atkinson Retirement Stock and Investment Plan for the fiscal year ended December 31, 1995 required by Form 11-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                         GUY F. ATKINSON COMPANY OF CALIFORNIA



Date: June 28, 1996      By /s/
                              J. J. Agresti, President
                              and Chief Executive Officer

Part IV, Item 14(a)3.  Exhibits of Guy F. Atkinson Company of
California's Annual Report on Form 10-K for the fiscal year ended
December 31, 1995 is amended to add the following.


                             Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

(a) 3.    Exhibits

Exhibit
Number

24.1      Consent of Coopers & Lybrand

99.1 Financial statements of the Atkinson Retirement Stock and Investment Plan for the fiscal year ended December
          31, 1995 required by Form 11-K.

The Exhibit Index of Guy F. Atkinson Company of California's
Annual Report on Form 10-K for the fiscal year ended December 31, 1995 is amended to add the following exhibits.


Exhibit
  No.                          Description

24.1      Consent of Coopers & Lybrand dated June 28, 1996.

99.1 Financial Statements of the Atkinson Retirement Stock and Investment Plan for the fiscal year ended December
          31, 1995 required by Form 11-K.

                                                     Exhibit 24.1









               CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statement of Guy F. Atkinson Company of California on Post-Effective Amendment No. 2 to Form S-8 (File No. 33-6296) and Form S-8 (File No. 33-34891) of our report dated June 28, 1996, on our audits of the financial statements and financial statement schedules of the Atkinson Retirement Stock and Investment Plan as of December 31, 1995 and 1994, and for the year ended December 31, 1995, which report is included in this Annual Report on Form 11-K.



                                   /s/
                                          Coopers & Lybrand



San Francisco, California
June 28, 1996

                                                     Exhibit 99.1





              GUY F. ATKINSON COMPANY OF CALIFORNIA

                  ATKINSON RETIREMENT STOCK AND

                         INVESTMENT PLAN


                      FINANCIAL STATEMENTS


                    FOR THE FISCAL YEAR ENDED

                        DECEMBER 31, 1995





The financial statements attached hereto contain the financial statements for the Atkinson Retirement Stock and Investment Plan required by form 11-K.

             ATKINSON RETIREMENT STOCK AND INVESTMENT PLAN







               REPORT ON AUDITS OF FINANCIAL STATEMENTS
                       AND SUPPLEMENTAL SCHEDULE

           as of December 31, 1995 and 1994 and for the year
                        ended December 31, 1995

              ATKINSON RETIREMENT STOCK AND INVESTMENT PLAN
                    FINANCIAL STATEMENTS AND SCHEDULES




                             C O N T E N T S


                                                                   Pages

Report of Independent Accountants                                    2



Financial Statements:
  Statements of Net Assets Available for
         Benefits, December 31, 1995 and 1994                        3

  Statement of Changes in Net Assets Available
         for Benefits for the year ended
         December 31, 1995                                           4

  Notes to Financial Statements                                     5-12



Supplemental Schedules:

  Item 27a - Schedule of Assets Held for Investment
         Purposes as of December 31, 1995                          13-14

                   REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
 Guy F. Atkinson Company of California:

We have audited the accompanying statements of net assets available for benefits of the Atkinson Retirement Stock and Investment Plan as of December 31, 1995 and 1994, and the related statement of changes in net assets available for benefits for the year ended December 31, 1995. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1995 and 1994, and the changes in net assets available for benefits for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of Assets Held for Investment Purposes and Reportable Transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



San Francisco, California
June 7, 1996

ATKINSON RETIREMENT STOCK AND INVESTMENT PLAN

Statements of Net Assets Available for Benefits
December 31, 1995 and 1994


ASSETS                                        1995           1994

Investments at fair value                  $44,527,242    $43,343,750

Receivables:
  Participant contributions                     94,360        ---

  Participating Company contributions          188,562        ---

  Accrued interest and dividends               190,590        230,235

  Due from brokers                           6,024,821        ---
                                           -----------    -----------

Total assets                                51,025,575     43,573,985
                                           -----------    -----------

LIABILITIES

Due to brokers                                   5,086        487,355

Prefunded contributions received from
 Participating Company                         ---            115,394
                                           -----------    -----------

Total liabilities                                5,086        602,749
                                           -----------    -----------

Net assets available for benefits          $51,020,489    $42,971,236
                                           ===========    ===========


The accompanying notes are an integral part of these financial statements

ATKINSON RETIREMENT STOCK AND INVESTMENT PLAN

Statement of Changes in Net Assets Available for Benefits for the year ended December 31, 1995

Additions to net assets attributed to:

  Contributions:
    Participants                                               $1,784,701
    Participating Company                                       1,003,952
                                                              -----------
                                                                2,788,653
                                                              ===========

Investment income:
  Dividend income                                               3,114,482
  Interest income                                               1,080,481
  Net appreciation in fair value of investments                 5,315,465
                                                              -----------
                                                                9,510,428
                                                              ===========

  Miscellaneous receipts                                            2,170
                                                              -----------

Total additions                                                12,301,251
                                                              -----------

Deductions from net assets attributed to:
  Benefits paid to participants                                 3,927,977

  Administrative fees                                             304,245

  Miscellaneous expenses                                           19,776
                                                              -----------

Total deductions                                                4,251,998
                                                              -----------

Net increase                                                    8,049,253

  Beginning of period                                          42,971,236
                                                              -----------

  End of period                                               $51,020,489
                                                              ===========



The accompanying notes are an integral part of these financial statements

ATKINSON RETIREMENT STOCK AND INVESTMENT PLAN
NOTES TO FINANCIAL STATEMENTS

Note 1: Description of the Plan

The following description of the Atkinson Retirement Stock and Investment Plan provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

General

On December 1, 1987, the Atkinson Retirement Investment Plan (the Investment Plan) was merged into the Atkinson Retirement Stock Plan (the Stock Plan) and renamed the Atkinson Retirement Stock and Investment Plan (the Plan). The Plan is a defined contribution plan consisting of two components: the "Stock Plan", which is a continuation of the Atkinson Retirement Stock Plan; and the "Investment Plan" which is a continuation of the Atkinson Retirement Investment Plan. The purpose of the Plan is to provide participants with retirement benefits through a program of regular savings by participants and contributions by the Participating Company.

The term Participating Company means Guy F. Atkinson Company (the
Company), any Subsidiary, and any partnership (including joint ventures) of which the Company or a Subsidiary is the managing partner, provided that such Subsidiary or such partnership is designated as a Participating Company by the Company and has accepted such designation by adopting the Plan.

The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

Participation in the Plan

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

Each participant in the Investment Plan is required to make basic deferred contributions at a rate of 2% of the participant's earnings. Each participant who is contributing basic deferred contributions to the Investment Plan and who also is contributing basic deferred contributions at the maximum rate of 3% of earnings to the Stock Plan may contribute supplemental deferred contributions to the Investment Plan and to the Stock Plan at whole percentage rates of up to 5% of

ATKINSON RETIREMENT STOCK AND INVESTMENT PLAN
NOTES TO FINANCIAL STATEMENTS

Note 1: Description of the Plan, continued

earnings. However, the total rate of a participant's supplemental deferred contributions to the Stock Plan and to the Investment Plan may not exceed 5% of earnings. Contributions are subject to certain limitations.

For each Plan year, the Participating Company is required to make Stock and Investment Plan contributions out of current or accumulated earnings in an amount matching the participant's total basic deferred contributions to the Plan for the year.

Trustee and Investment of Trust Funds

Effective December 1, 1987, the Company entered into a trust agreement with the Bank of California, National Association (the Trustee), under which such Bank acts as Trustee of a trust fund consisting of all contributions by the Participating Company and the participants in the Plan. The Trust Fund consists of two parts: the "Stock Plan Trust" and the "Investment Plan Trust." The Stock Plan Trust is invested by the Trustee primarily in the stock of Guy F. Atkinson Company of California acquired through brokers at fair market value. The trustee is also authorized at its sole discretion to invest assets of the Stock Plan Trust in United States government obligations, bank savings accounts or certificates of deposit, treasury bills and similar investments.

Investment Options

Pursuant to the Investment Plan Trust the Trustee maintains three investment funds; the "Diversified Investment Fund," the "Fixed Income Fund," and the "Money Market Fund." The Diversified Investment Fund may consist of equity securities, debt securities or other investments of any kind, as selected by the Plan's investment managers, including (without limitation) shares of common and preferred stocks, corporate or municipal bonds, real property, group annuity contracts, insurance company pooled separate accounts, bank common or collective trust funds, mutual funds or other pooled investment funds. The Fixed Income Fund may be invested in corporate or municipal bonds, preferred stocks, commercial paper, bankers' acceptances, obligations of the United
States, certificates of deposit, mortgage loans, savings accounts or other debt securities of any kind, including (without limitation) any group annuity contracts, bank common or collective trust funds, mutual funds and insurance company pooled separate accounts or guaranteed principal contracts. The Money Market Fund may be invested in short-term United States Treasury debt securities.

A participant may direct the investment of employee contributions and Participating Company contributions allocated to the participant under the Investment Plan between the Diversified Investment Fund, the Fixed Income Fund, and the Money Market Fund in multiples of 5%.

ATKINSON RETIREMENT STOCK AND INVESTMENT PLAN
NOTES TO FINANCIAL STATEMENTS

Note 1: Description of the Plan, continued


Vesting and Payment of Benefits

Participants' interest in their contributions and earnings of the Trust Fund attributable thereto are fully vested and not subject to forfeiture. To the extent that a participant's interest in the Plan is attributable to contributions by the Participating Company, such interest will vest fully when the participant retires under the Plan, becomes disabled, or dies. When a participant's employment terminates before retiring, becomes disabled or dies, the interest in the Company Contribution account begins vesting after one year of service, and thereafter vests ratably over the ensuing six years after which time the interest is fully vested.

Forfeited Accounts

The interest of a participant who has not vested and who has incurred a "One Year Break in Service," as defined in the Plan, is considered forfeited and reverts to the Company. Balances of participant accounts forfeited during the years ended December 31, 1995 and 1994 were $104,483 and $173,312, respectively.


Note 2: Summary of Significant Accounting Policies

Basis of Accounting

In accordance with the Employee Retirement Income Security Act of 1974 (ERISA) the financial statements of the Plan are prepared under the accrual basis of accounting and in conformity with generally accepted accounting principles.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment Valuation

Investments traded on a national securities exchange are valued at the closing sales price on the last business day of the year; securities traded in the over-the-counter market and listed securities for which no sale was reported on that date are valued at the last reported bid price except for National Market System over-the-counter stocks which are valued at their closing market price.

ATKINSON RETIREMENT STOCK AND INVESTMENT PLAN
NOTES TO FINANCIAL STATEMENTS

Note 2: Summary of Significant Accounting Policies, continued


The Plan presents in the Statement of Changes in Net Assets the net appreciation (depreciation) in the fair value of its investments which consists of the realized gains and losses and the unrealized appreciation (depreciation) on those investments.

Purchases and sales of securities are recorded on a trade-date basis. Gain or loss on sales of securities is based on average cost.

Dividend income is recorded on the ex-dividend date. Interest income is recorded as earned on an accrual basis.

Contributions

Contributions from the Participating Company are accrued in the period when earned.

Payment of Benefits

Benefits are recorded when paid.

Plan Expenses

Trustee, audit, legal, and investment management fees are paid by the Plan. All other expenses related to the operation and administration of the Plan are paid by the Company.

ATKINSON RETIREMENT STOCK AND INVESTMENT PLAN
NOTES TO FINANCIAL STATEMENTS

Note 3: Investments


Investments consist of the following:

                          December 31, 1995         December 31, 1994
                            Fair                     Fair
                        Market Value    Cost     Market Value     Cost
                        ------------    ----     ------------     ----
Short-term
 investments            $17,523,732 $17,523,732  $ 7,218,882   $ 7,218,882
Corporate bonds             ---         ---        2,405,697     2,443,473

U.S. Government
 bonds                    9,129,130   8,697,444    8,346,239     8,638,003

Common stocks             1,450,610   1,196,565   11,054,452    10,918,984
Common stock of
 Guy F. Atkinson
 Company of
 California              16,423,770  19,727,577   14,318,480    17,614,142
                        ----------- -----------  -----------   -----------

                        $44,527,242 $47,145,318  $43,343,750   $46,833,484
                        =========== ===========  ===========   ============

During 1995, the Plan's investments (including investments bought, sold, and held during the year) appreciated/(depreciated) in value as follows:

U.S. Government bonds                                          $  875,408

Common stocks                                                   4,580,500

Common stock of Guy F. Atkinson Company of California            (140,443)
                                                               ----------
                                                               $5,315,465
                                                               ==========

ATKINSON RETIREMENT STOCK AND INVESTMENT PLAN
NOTES TO FINANCIAL STATEMENTS

Note 4: Allocation to Investment Programs

The following represents the net assets as of December 31, 1995 and the changes in net assets for the year then ended by investment fund:

                                                          Investment Plan Trust
                                                   --------------------------------
                                          Stock    Diversified   Fixed       Money
                                          Plan     Investment    Income      Market
                             Total        Trust    Fund          Fund        Fund
                             -----        -----    -----------   ------      ------
Additions:

  Contributions:
    Participants          $ 1,784,701  $   721,391  $   912,791  $  113,257  $ 37,262
    Participating
     Company                1,003,952      596,050      345,172      47,264    15,466
                          -----------  -----------  -----------  ----------  --------
                            2,788,653    1,317,441    1,257,963     160,521    52,728
                          -----------  -----------  -----------  ----------  --------
  Investment
   Income:
    Dividend income         3,114,482    2,869,402      245,080
    Interest income         1,080,481       66,489      735,404     226,363    52,225
    Net appreciation/
     (depreciation) on
     investments            5,315,465     (138,309)   5,275,852     177,922    ---
                          -----------  -----------  -----------  ----------  --------
                            9,510,428    2,797,582    6,256,336     404,285    52,225
                          -----------  -----------  -----------  ----------  --------

  Miscellaneous receipts        2,170      ---            2,170     ---        ---
                          -----------  -----------  -----------  ----------  --------

Total additions            12,301,251    4,115,023    7,516,469     564,806   104,953
                          -----------  -----------  -----------  ----------  --------

Deductions:

  Benefits paid to
   participants             3,927,977    1,432,655    1,859,183     335,429   300,710
  Administrative fees         304,245       29,865      249,652      22,998     1,730
  Miscellaneous expenses       19,776        5,917       12,289       1,325       245
                          -----------  -----------  -----------  ----------  --------
Total deductions            4,251,998    1,468,437    2,121,124     359,752   302,685
                          -----------  -----------  -----------  ----------  --------

  Fund Transfers               ---         ---         (938,592)     29,625   908,967
                          -----------  -----------  -----------  ----------  --------

Net assets available
 for benefits:

  Beginning of year        42,971,236   14,133,396   25,705,280   3,016,533   116,027
                          -----------  -----------  -----------  ----------  --------

  End of year             $51,020,489  $16,779,982  $30,162,033  $3,251,212  $827,262
                          ===========  ===========  ===========  ==========  ========

ATKINSON RETIREMENT STOCK AND INVESTMENT PLAN
NOTES TO FINANCIAL STATEMENTS

Note 5: Income Tax Status of the Plan

The Internal Revenue Service has determined, and informed the Company by letter dated January 23, 1990, that the Plan is designed in accordance with sections 401(a) and 401(k) of the Internal Revenue Code (IRC) and is therefore considered to be exempt from federal income taxes under section 501(a). The Plan has been amended since receiving the determination letter. However, the Plan administrator and the Plan's tax counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

Note 6: Plan Termination

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the Provisions of ERISA. In the event of Plan termination, participants will become 100 percent vested in their accounts.

ATKINSON RETIREMENT STOCK AND INVESTMENT PLAN
NOTES TO FINANCIAL STATEMENTS

Note 7:  Reconciliation of Financial Statements to Form 5500

The following is a reconciliation of net assets available for benefits per the financial statements to the Form 5500 as of December 31:

                                                   1995        1994
                                                   ----        ----

Net assets available for benefits per the
 financial statements                           $51,020,489 $42,971,236

Amounts allocated to withdrawing participants         5,355     786,989
                                                ----------- -----------
Net assets available for benefits per the
 Form 5500                                      $51,015,134 $42,184,247
                                                =========== ===========

The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500 for the year ending December 31, 1995:

Benefits paid to participants per the financial
 statements                                     $ 3,927,977

Add: Amounts allocated to withdrawing
 participants at December 31, 1995                    5,355

Less: Amounts allocated to withdrawing
 participants at December 31, 1994                 (786,989)
                                                -----------

Benefits paid to participants per the Form
 5500                                           $ 3,146,343
                                                ===========

              ATKINSON RETIREMENT STOCK AND INVESTMENT PLAN
       ITEM 27(A) - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                         as of December 31, 1995

                             (c) Description of invest-
(a)  (b) Identity of issue,  ment including maturity date,
         borrower, lessor or rate of interest collateral,                (e) Current
         similar party       par, or maturity value        (d) Cost          Value
- ---------------------------------------------------------------------------------------
Short-Term Investment Funds:
* The Bank of California     Highmark Diversified ND      $    40,317     $    40,317
* The Bank of California     Highmark US Treasury ND          159,295         159,295
* The Bank of California     Highmark US Treasury NR       17,141,423      27,141,423
* The Bank of California     Capital Preservation Fund            380             380
* The Bank of California     SEI Cash Plus TR Prime           182,317         182,317
                                                          -----------     -----------
                                                           17,523,732      17,523,732
                                                          ===========     ===========



US Government Notes and Bonds:
                               Interest    Maturity          Principal
                                 Rate        Date             Amount
  United States Treasury Notes   5.875%    05/31/1996          215,000       214,462       215,537
  United States Treasury Notes   6.125%    07/31/1996          610,000       612,287       613,050
  United States Treasury Notes    6.75%    06/30/1999        1,190,000     1,219,896     1,244,300
  United States Treasury Notes   6.875%    03/31/2000          650,000       655,484       686,562
  United States Treasury Notes    7.50%    11/15/2016          500,000       492,969       585,780
  United States Treasury Bonds    7.50%    11/15/2001          300,000       319,969       330,564
  United States Treasury Notes    8.75%    05/15/2020          230,000       297,778       307,770
  United States Treasury Notes   8.875%    02/15/1999        1,250,000     1,381,719     1,377,351
  United States Treasury Bonds   10.75%    08/15/2005          450,000       597,701       617,764
  United States Treasury Bonds   12.00%    08/15/2013        1,415,000     1,961,530     2,181,760
- ------------------------------------------------------------------------------------
                                                                           7,753,795     8,160,438
- ------------------------------------------------------------------------------------
US Treasury Bills
  United States Treasury Bills             05/02/1996          560,000       546,714       546,714
- ------------------------------------------------------------------------------------

US Government Obligations
  Federal Home Ln Mtg Corp        7.14%    07/31/2002          300,000       300,375       311,625
  United States Treas Sec                  11/15/2009          250,000        96,560       110,353
- ------------------------------------------------------------------------------------

                                                               396,935       421,978
- ------------------------------------------------------------------------------------
  Total US Government Obligations                            8,697,444     9,129,130
- ------------------------------------------------------------------------------------

* Represents a party in interest to the Plan

              ATKINSON RETIREMENT STOCK AND INVESTMENT PLAN
       ITEM 27(a) - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                         as of December 31, 1995

                               (c) Description of invest-
(a)  (b) Identity of issue,    ment including maturity date,
         borrower, lessor or   rate of interest collateral,                (e) Current
         similar party         par, or maturity value        (d) Cost          Value
- ---------------------------------------------------------------------------------------
  Allstate Corp Com            Common Stock          927      26,022         38,123
  American Home Prods Corp Com Common Stock        1,000      75,985         97,000
  Baker Hughes Inc Com         Common Stock        2,800      57,330         68,250
  Baxter Intl Inc Com          Common Stock        3,100     100,760        129,812
  British Pete Plc Amern       Common Stock        1,000      79,359        102,125
  Castle & Cooke Inc New Com   Common Stock          400           1          6,700
  Dole Food Inc Com            Common Stock        1,200      39,270         42,000
  Du Pont E I De Nemours & Co  Common Stock        1,000      59,619         69,875
  Eaton Corp Com               Common Stock        1,700      88,848         91,162
  First Brands Corp Com        Common Stock          900      40,590         42,863
  International Business Machs Common Stock        1,600     124,136        146,200
  Kerr McGee Corp Com          Common Stock          700      37,197         44,450
  Occidental Pete Corp Com     Common Stock        2,900      65,555         61,988
  Philip Morris Cos Inc. Com   Common Stock        2,100     159,899        189,525
  Sara Lee Corp Com            Common Stock        2,100      63,210         67,200
  Sears Roebuck & Co Com       Common Stock        1,000      30,316         39,000
  Sonat Offshore Drilling Inc  Common Stock        1,500      42,860         67,125
  United Technologies Corp Com Common Stock        2,100      47,648         66,412
  Western Atlas Inc Com        Common Stock        1,600      57,960         80,800
- -----------------------------------------------------------------------------------
                                                           1,196,565      1,450,610
- -----------------------------------------------------------------------------------
  Guy F. Atkinson Company
   of California               Common Stock    1,642,377  19,727,577     16,423,770
- -----------------------------------------------------------------------------------
                                                         $47,145,318    $44,527,242
===================================================================================