Form 10-Q
period 1996-06-30
ATKINSON GUY F CO OF CALIFORNIA
filed 1996-08-14
CIK 8137

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549


                               FORM 10-Q


       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended June 30, 1996

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

Common stock as of August 13, 1996
  Issued and outstanding - 8,976,467 shares

                       PART I  -  FINANCIAL INFORMATION

                       Item 1.    Financial Statements

Guy F. Atkinson Company of California
Consolidated Balance Sheets
(in thousands of dollars except share and per share amounts)

                                                      June 30,   December 31,
                                                          1996         1995
                                                    (unaudited)
ASSETS
Current assets
Cash and short-term investments                           $3,909      $39,804
Accounts receivable                                      112,867       76,196
Costs and estimated earnings in excess of billings         7,695       28,751
Inventories and unamortized costs on contracts            26,068       20,987
Investments in joint ventures                             37,109       32,272
Other current assets                                       6,361        5,244
Total current assets                                     194,009      203,254

Property, plant and equipment
At cost:
      Land                                                 2,570        2,683
      Buildings                                           10,387       11,203
      Construction equipment                              34,582       36,036
      Other equipment                                      8,318        7,478
                                                          55,857       57,400
Less accumulated depreciation                             28,356       28,163
Total property, plant and equipment, net                  27,501       29,237

Other assets                                               2,354        2,353


Total assets                                            $223,864     $234,844

See accompanying notes

Guy F. Atkinson Company of California
Consolidated Balance Sheets
(in thousands of dollars except share and per share amounts)

                                                      June 30,   December 31,
                                                          1996         1995
                                                    (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable, including current portion of
      long-term debt                                      $3,006         $844
Accounts payable                                          71,281       86,671
Billings in excess of costs and estimated earnings        17,290       20,300
Accrued federal and foreign income taxes                   8,735        5,020
Other accrued expenses                                    28,894       28,145
Deferred income taxes                                        248          248
Due to joint ventures                                        212          730
Total current liabilities                                129,666      141,958

Non-current liabilities
Long-term debt, less current portion                       1,663        1,917
Deferred income taxes                                         88           88
Postretirement healthcare and postemployment
      benefit obligations                                  7,423        7,423
Total liabilities                                        138,840      151,386

Stockholders' Equity
Preferred stock, par value $0.01; 2,000,000 shares
      authorized; none issued or outstanding
Common stock, par value $0.01; 20,000,000 shares
      authorized; 8,974,467 outstanding at June 30,
      1996 and 8,951,154 at December 31, 1995              1,895        1,895
Paid-in capital                                           13,107       13,085
Accumulated translation adjustment                        (4,403)      (4,446)
Unearned compensation                                        -           (400)
Additional pension liability                                (344)        (344)
Retained earnings                                         74,769       73,668
Total stockholders' equity                                85,024       83,458

Total liabilities and stockholders' equity              $223,864     $234,844

See accompanying notes                                                 Page 2

Guy F. Atkinson Company of California
Consolidated Statements of Income (unaudited)
(in thousands of dollars except share and per share amounts)

                                         Quarter Ended        Six Months Ended
                                            June 30,               June 30,
                                        1996     1995         1996     1995

Revenue                               $128,714  $86,434     $227,899 $176,172
Cost of revenue                        115,787   79,170      206,347  161,970
Gross margin                            12,927    7,264       21,552   14,202
General and administrative expenses     10,113    8,882       19,991   17,687
Income (loss) from operations            2,814   (1,618)       1,561   (3,485)
Other income (expense)
   Interest income                         703    1,040        1,557    2,086
   Interest expense                       (152)     (57)        (309)    (258)
   Miscellaneous                          (375)   1,046          247    1,130
Total other income (expense)               176    2,029        1,495    2,958
Income (loss) before income taxes        2,990      411        3,056     (527)
Provision for income taxes               1,406     (310)       1,955     (261)

Net income (loss)                       $1,584     $721       $1,101    ($266)



Net income (loss) per share              $0.17    $0.08        $0.12   ($0.03)


Average number of shares and
   common stock equivalents
   utilized in net income (loss) per
   share calculation                 9,403,000 9,033,000   9,328,000 8,917,000

See accompanying notes

Guy F. Atkinson Company of California
Consolidated Statements of Cash Flows (unaudited)
(in thousands of dollars except share and per share amounts)

Six Months Ended June 30,                                  1996        1995

Operating activities
Net income (loss)                                          $1,101       ($266)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
      Depreciation and amortization                         5,974       1,242
      Deferred income taxes                                   -             7
      (Gain) on dispositions of property, plant and
         equipment                                         (2,759)     (2,821)
Changes in operating assets and liabilities:
      Accounts receivable                                 (36,664)    (10,084)
      Inventories and unamortized costs on contracts       (5,080)        865
      Investments in joint ventures                        (5,354)      2,918
      Other current assets                                 (1,117)       (505)
      Accounts payable and accrued expenses               (14,646)      9,010
      Accrued income taxes                                  3,715      (2,682)
      Billings in excess of costs and estimated
         earnings, net                                     18,044      20,002
      Other, net                                               56          55
Net cash provided by (used in) operating activities       (36,730)     17,741

Cash flows from investing activities:
      Property, plant and equipment expenditures           (6,637)    (10,470)
      Proceeds from dispositions of property, plant
         and equipment                                      5,160       6,651
      (Decrease) in other assets, net                          (1)     (1,269)
Net cash (used in) investing activities                    (1,478)     (5,088)

Cash flows from financing activities:
      Short-term borrowings                                 2,200         -
      Long-term debt repayments                              (293)       (412)
      Common stock issuance related to stock option
         awards                                               422         -
      Cash dividends paid                                     -       (17,835)
Net cash provided by (used in) financing activities         2,329     (18,247)

Effect of exchange rate changes on cash                       (16)        463

Net (decrease) in cash and short-term investments        ($35,895)    ($5,131)


Supplementary information:
Cash paid (received) during the year for:
      Interest                                               $300        $293
      Federal, foreign and state income taxes              (2,258)      3,857

See accompanying notes                                                 Page 4

Guy F. Atkinson Company of California
Notes to Consolidated Financial Statements
(in thousands of dollars except share and per share amounts)


Financial Statement Content

The information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.


Inventories and Unamortized Costs on Contracts

                                                  June 30,     December 31,
Inventory classifications are as follows:             1996             1995
                                               (unaudited)

Construction materials and supplies                   $1,830           $2,812
Unamortized costs on contracts                        24,238           18,175
                                                     $26,068          $20,987


Stock Options and Warrants

At June 30, 1996, the company had options outstanding with respect to 935,658 shares of common stock at exercise prices ranging from $6.55 to $11.95 per share. The right to exercise these options vests progressively over a four year period commencing with the date of issue and expiring ten years from the date of issue. In addition, there were stock warrants outstanding for 387,500 shares of common stock with an exercise price of $7.00 expiring in 1998.


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

Item 2.       Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Results of Operations
Quarter ended June 30, 1996 vs. Quarter ended June 30, 1995
(in thousands of dollars except share and per share amounts)

        Revenue:   The company's revenue of $128,714 in the second
quarter of 1996 increased by 49% over the corresponding $86,434 in the second quarter of 1995. The increase in revenue was attributable to the substantial volume of new contract awards in 1995 that is making a significant contribution to revenue in 1996. The backlog of uncompleted contracts amounted to $540,115 at June 30, 1996, representing an increase of 9% over the June 30, 1995 backlog of $495,346.

        Gross margin:   The company's gross margin of $12,927 increased
by 78% in the second quarter of 1996 over the corresponding $7,264 in 1995. The increase in gross margin was attributable to both the increased volume of revenue as well as a more profitable mix of construction contracts in 1996. The percentage of gross margin to revenue increased to 10.0% in 1996 from 8.4% in 1995.

        General and administrative expense:   General and administrative
expenses of $10,113 in 1996 were 14% higher than the corresponding figure of $8,882 in 1995 due to ongoing business development activities in construction, water and wastewater treatment and increased international market development.

Quarter ended June 30, 1996 vs. Quarter ended June 30, 1995

    Interest income:   Interest income decreased to $703 in 1996 from
$1,040 in 1995 due to the reduced level of cash and short-term investment balances in 1996, offset in part, by interest earned on a deferred receivable as discussed in "Liquidity and Capital Resources."

    Interest expense:   Interest expense increased to $152 in the
second quarter of 1996 from $57 in 1995. The increase was due to the increased level of borrowings in 1996 compared with 1995.

    Miscellaneous:   Miscellaneous expense amounted to $375 in 1996,
compared with miscellaneous income of $1,046 in 1995. Miscellaneous income and expense consists of, among other items, gains and losses from foreign exchange and property dispositions. The $1,046 in 1995 included a gain of $1,900 from the disposition of surplus real estate.

    Income taxes and net income:   Income before taxes amounted to $2,990 in
1996, compared with $411 in 1995. Income tax expense was $1,406 in 1996 compared with an income tax benefit of $310 in 1995. The 1996 tax expense was primarily attributable to foreign income taxes on foreign source income, while the 1995 tax benefit was due to the recovery of foreign taxes expensed in earlier years.

    Net income for the second quarter of 1996 amounted to $1,584, compared with $721 in the second quarter of 1995.
Results of Operations (continued)
Six months ended June 30, 1996 vs. six months ended June 30, 1995

    Revenue:   Revenue of $227,899 for the six month period of 1996
increased by 29% over the corresponding $176,172 in 1995, due to the start-up of a number of construction projects in 1995 and 1996 which are making a significant contribution to revenue in 1996.

    Gross margin:   The company's gross margin of $21,552 increased
by 52% in the six month period of 1996 over the corresponding figure of $14,202 in 1995 due to a combination of increased revenue and improved operating margins.

    General and administrative expense:   General and administrative expenses of
$19,991 in 1996 were 13% higher than the corresponding $17,687 in 1995 due to the increased level of business development activities, and increased development of international market presence as described in the discussion of general and administrative expense for the quarter.

    Interest income:   Interest income decreased to $1,557 in the six month
period of 1996 from $2,086 in 1995 due to the reduced level of cash and short-term investment balances in 1996, offset in part, by interest earned on a deferred receivable as outlined in the discussion of "Liquidity and Capital Resources."

    Interest expense:   Interest expense increased to $309 in 1996 from $258 in
1995 due to a slightly higher average level of borrowings in 1996, compared with 1995.

Six months ended June 30, 1996 vs. six months ended June 30, 1995

    Miscellaneous:   Miscellaneous income amounted to $247 in 1996,
compared with $1,130 in 1995. The $1,130 in 1995 included a gain of $1,900 from the disposition of surplus real estate.

    Income taxes and net income:   Income before taxes amounted to $3,056 in
the six month period of 1996, compared with a loss before taxes of $527 in the corresponding period of 1995. Income taxes gave rise to an expense of $1,955 in 1996 compared with a benefit of $261 in 1995. The 1996 income tax expense was primarily attributable to foreign income taxes on foreign source income, while the 1995 income tax benefit was due to the recovery of foreign taxes expensed in earlier years.
    Net income for the six month period of 1996 amounted to $1,101, compared with a net loss of $266 in 1995.

Liquidity and Capital Resources

    Operating activities utilized cash of $36,730 in the six month period of 1996, compared with $17,741 of cash generated during the corresponding period of 1995.
    The utilization of cash by operating activities in 1996 is attributable to the cash requirements for mobilization of new construction projects commencing in the first quarter of 1996, as well as the ongoing cash requirements of existing projects which are expected to

Liquidity and Capital Resources

return cash to the company in the latter part of 1996.
    The utilization of cash by operating activities in 1996 is also due to an account receivable of approximately $30,000 upon which the company has agreed to accept deferred payment terms in exchange for certain financing fees and other agreed compensation. This receivable relates to a project to construct the first phase of a continuing care retirement facility. The funds to repay the receivable are generated from the sale of residential units in the facility, and are held in an escrow account to be released and applied towards payment of the receivable at such time as 60% of the residential units have been sold. The construction of this facility is complete, and approximately 51% of the units have been sold to date.
    Investing activities utilized cash of $1,478 in 1996, compared with $5,088 in 1995 as the company selectively acquired new construction equipment to service its ongoing construction projects.
    The company's 1996 cash requirements for operations of $36,730 and net capital investments of $1,478 were financed by drawing upon cash and short-term investments amounting to $35,895, and by short-term borrowing of $2,200.
    The company has a two-year $40 million syndicated line of credit which expires on June 30, 1997. The availability of this line of credit is reduced by any letters of credit which may be outstanding under the lines. At June 30, 1996, the company had $2,200 in outstanding borrowings and $6,773 in outstanding letters of credit.

Liquidity and Capital Resources

    The company believes that its cash and short-term investments, together with lines of credit and funds generated from operations and other sources will be adequate to cover foreseeable future requirements.