Form 10-Q/A
period 1996-06-30
ATKINSON GUY F CO OF CALIFORNIA
filed 1996-08-14
CIK 8137

The purpose of this amendment is to include PART II - Other Information, and the signature page.

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549


                              FORM 10-Q/A
                           (Amendment No. 1)


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

PART II - OTHER INFORMATION

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

                              GUY F. ATKINSON COMPANY
                                    OF CALIFORNIA



                              /s/ Herbert D. Montgomery
                              Senior Vice President, Chief Financial Officer and Treasurer

August 13, 1996