Form 10-Q
period 1996-09-30
ATKINSON GUY F CO OF CALIFORNIA
filed 1996-11-12
CIK 8137

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           for the transition period from ____________ to ____________

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Common stock as of November 11, 1996
  Issued and outstanding - 8,987,467 shares

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

3-4     Consolidated Balance Sheets

5       Consolidated Statements of Income

6       Consolidated Statements of Cash Flows

7       Notes to Consolidated Financial Statements

GUY F. ATKINSON COMPANY OF CALIFORNIA
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars except share and per share amounts)

---------------------------------------------------------------------------------------------------------------

                                                                              September 30,        December 31,
                                                                              1996                 1995
                                                                              (unaudited)
---------------------------------------------------------------------------------------------------------------



ASSETS
CURRENT ASSETS:
Cash and short-term investments                                               $   3,497            $  39,804
Accounts receivable                                                             119,597               76,196
Costs and estimated earnings in excess of billings                               27,933               28,751
Inventories and unamortized costs on contracts                                   21,245               20,987
Investments in joint ventures                                                    42,204               32,272
Other current assets                                                              6,533                5,244
--------------------------------------------------------------------------------------------------------------


Total current assets                                                            221,009              203,254
--------------------------------------------------------------------------------------------------------------



PROPERTY, PLANT AND EQUIPMENT At cost:
    Land                                                                          2,572                2,683
    Buildings                                                                    10,386               11,203
    Construction equipment                                                       31,973               36,036
    Other equipment                                                               8,498                7,478
--------------------------------------------------------------------------------------------------------------

                                                                                 53,429               57,400
Less accumulated depreciation                                                    30,679               28,163
--------------------------------------------------------------------------------------------------------------


Total property, plant and equipment, net                                         22,750               29,237
--------------------------------------------------------------------------------------------------------------



Other assets                                                                      2,337                2,353
--------------------------------------------------------------------------------------------------------------


Total assets                                                                  $ 246,096             $234,844
--------------------------------------------------------------------------------------------------------------


See accompanying notes



                                                                                                      Page 3

GUY F. ATKINSON COMPANY OF CALIFORNIA
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars except share and per share amounts)

---------------------------------------------------------------------------------------------------------------

                                                                             September 30,         December 31,
                                                                             1996                  1995
                                                                             (unaudited)
---------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable, including current portion of long-term debt                   $  29,104             $    844
Accounts payable                                                                70,345               86,671
Billings in excess of costs and estimated earnings                              17,765               20,300
Accrued federal & foreign income taxes                                           7,476                5,020
Other accrued expenses                                                          25,396               28,145
Deferred income taxes                                                              248                  248
Due to joint ventures                                                              566                  730
---------------------------------------------------------------------------------------------------------------


Total current liabilities                                                      150,900              141,958
---------------------------------------------------------------------------------------------------------------


NON-CURRENT LIABILITIES
Long-term debt, less current portion                                             1,494                1,917
Deferred income taxes                                                               88                   88
Postretirement health care and postemployment benefit obligations                7,423                7,423
---------------------------------------------------------------------------------------------------------------


Total liabilities                                                              159,905              151,386
---------------------------------------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY
Preferred stock, par value $0.01; 2,000,000 shares authorized;
    none issued or outstanding
Common stock, par value $0.01; 20,000,000 shares authorized;
    8,987,467 outstanding at September 30,1996 and
    8,951,154 at December 31, 1995                                               1,895                1,895
Paid-in capital                                                                 13,262               13,085
Accumulated translation adjustment                                              (4,392)              (4,446)
Unearned compensation                                                                -                 (400)
Additional pension liability                                                      (344)                (344)
Retained earnings                                                               75,770               73,668
--------------------------------------------------------------------------------------------------------------


Total stockholders' equity                                                      86,191               83,458
--------------------------------------------------------------------------------------------------------------


Total liabilities and stockholders' equity                                   $ 246,096             $234,844

--------------------------------------------------------------------------------------------------------------


See accompanying notes

                                                                                                      Page 4

GUY F. ATKINSON COMPANY OF CALIFORNIA
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands of dollars except share and per share amounts)

------------------------------------------------------------------------------------------------------------

                                                             Quarter Ended                 Nine Months Ended
                                                             September 30,                     September 30,
                                                       1996           1995                1996         1995
------------------------------------------------------------------------------------------------------------



Revenue                                            $ 126,011     $  91,364           $ 353,910     $267,536
Cost of revenue                                      115,067        80,546             321,414      242,516
------------------------------------------------------------------------------------------------------------


Gross margin                                          10,944        10,818              32,496       25,020
General and administrative expenses                   10,318         9,736              30,309       27,423
------------------------------------------------------------------------------------------------------------


Income (loss) from operations                            626         1,082               2,187       (2,403)
Other income (expense)
    Interest income                                      102           904               1,659        2,990
    Interest expense                                    (582)         (172)               (891)        (430)
    Miscellaneous                                        773          (305)              1,020          825
------------------------------------------------------------------------------------------------------------


Total other income                                       293           427               1,788        3,385
------------------------------------------------------------------------------------------------------------


Income before income taxes                               919         1,509               3,975          982
Provision (benefit) for income taxes                     (82)          294               1,873           33
------------------------------------------------------------------------------------------------------------



Net income                                         $   1,001     $   1,215           $   2,102     $    949
------------------------------------------------------------------------------------------------------------



Net income per share                               $    0.11     $    0.13           $    0.23     $   0.10
------------------------------------------------------------------------------------------------------------


Average number of shares and common
  stock equivalents utilized in net income
  per share calculation                            9,458,000     9,231,000           9,374,000     9,157,000

------------------------------------------------------------------------------------------------------------


See accompanying notes



                                                                                                      Page 5

GUY F. ATKINSON COMPANY OF CALIFORNIA CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands of dollars except share and per share amounts)

------------------------------------------------------------------------------------------------------------

Nine Months Ended September 30,                                                          1996          1995
------------------------------------------------------------------------------------------------------------


OPERATING ACTIVITIES
Net income                                                                           $  2,102      $    949
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                                                       9,221         2,642
    Deferred income taxes                                                                   -             1
    (Gain) on dispositions of property, plant and equipment                            (3,271)       (2,954)
Changes in operating assets and liabilities:
    Accounts receivable                                                               (43,375)      (26,230)
    Inventories and unamortized costs on contracts                                       (255)        1,203
    Investments in joint ventures                                                     (10,091)        3,006
    Other current assets                                                               (1,290)         (187)
    Accounts payable and accrued expenses                                             (19,094)        5,335
    Accrued income taxes                                                                2,456        (2,474)
    Billings in excess of costs and estimated earnings, net                            (1,723)       18,228
    Other, net                                                                             95           (87)
------------------------------------------------------------------------------------------------------------

Net cash (used in) operating activities                                               (65,225)         (568)
------------------------------------------------------------------------------------------------------------


Cash flows from investing activities:
    Property, plant and equipment expenditures                                         (8,534)      (16,211)
    Proceeds from dispositions of property, plant and equipment                         9,078         6,932
    Increase (decrease) in other assets, net                                               16          (894)
------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                                       560       (10,173)
------------------------------------------------------------------------------------------------------------


Cash flows from financing activities:
    Short-term borrowings                                                              28,300             -
    Long-term borrowing (repayments), net                                                (465)          138
    Common stock issuance related to stock option awards                                  577             -
    Cash dividends paid                                                                     -       (17,835)
------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                                    28,412       (17,697)
------------------------------------------------------------------------------------------------------------


Effect of exchange rate changes on cash                                                   (54)        1,070
------------------------------------------------------------------------------------------------------------


Net (decrease) in cash and short-term investments                                    $(36,307)     $(27,368)

------------------------------------------------------------------------------------------------------------

Supplementary information: Cash paid (received) during the period for:
    Interest                                                                         $  3,016      $    451
    Federal, foreign and state income taxes                                              (378)        3,675
------------------------------------------------------------------------------------------------------------


See accompanying notes


                                                                                                      Page 6

GUY F. ATKINSON COMPANY OF CALIFORNIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)


FINANCIAL STATEMENT CONTENT

The information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.


INVENTORIES AND UNAMORTIZED COSTS ON CONTRACTS

-------------------------------------------------------------------------------------------------------

Inventory classifications are as follows:                    September 30, 1996       December 31, 1995
                                                             (unaudited)
-------------------------------------------------------------------------------------------------------


Construction materials and supplies                          $  1,792                 $  2,812
Unamortized costs on contracts                                 19,453                   18,175
-------------------------------------------------------------------------------------------------------

                                                             $ 21,245                 $ 20,987
-------------------------------------------------------------------------------------------------------



STOCK OPTIONS AND WARRANTS

At September 30, 1996, the Company had options outstanding with respect to 922,658 shares of common stock at exercise prices ranging from $6.55 to $11.95 per share. The right to exercise these options vests progressively over a four year period commencing with the date of issue and expiring ten years from the date of issue. In addition, there were stock warrants outstanding for 387,500 shares of common stock with an exercise price of $7.00 expiring in 1998.

EARNINGS PER SHARE

Net primary earnings per share of common and common stock equivalents are calculated using the weighted average number of common shares outstanding, plus the net additional number of shares which would be issuable upon the exercise of stock options and warrants, assuming that the Company used the proceeds received to repurchase outstanding shares at market prices.

LITIGATION AND CONTINGENCIES

On March 7, 1995, a complaint asserting breach of contract and other wrongdoing in connection with the Company's sale of its manufacturing subsidiary, Lake Center Industries, Inc., was filed against the Company and its financial advisor by an unsuccessful bidder for Lake Center. The plaintiffs allege they have suffered actual damages of $290 in connection with preparting their bid, and also seek to recover $7,000 on a theory of unjust enrichment, together with an additional $10,000 in punitive damages. The Company will vigorously defend this suit, which it believes to be without merit, and further believes that the outcome will not have a material adverse effect on its financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
QUARTER ENDED SEPTEMBER 30, 1996 VS. QUARTER ENDED SEPTEMBER 30, 1995 (in thousands of dollars except share and per share amounts)

Revenue:

The Company's revenue of $126,011 in the third quarter of 1996 increased by 38 percent over the corresponding $91,364 in the third quarter of 1995. The increase in revenue was attributable to the substantial volume of new contract awards in 1995 that is making a significant contribution to revenue in 1996. The backlog of uncompleted contracts amounted to $598,732 at September 30, 1996, representing an increase of 27 percent over the September 30, 1995 backlog of $471,327.

Gross margin:

The Company's gross margin of $10,944 increased by 1 percent in the third quarter of 1996 over the corresponding $10,818 in 1995. Gross margin in the 1995 period included $1,700 from the settlement of a construction claim. Excluding this item from the 1995 period, the increase in gross margin from 1995 to 1996 was 20 percent.

General and administrative expense:

General and administrative expenses of $10,318 in 1996 were 6 percent higher than the corresponding figure of $9,736 in 1995 due to an increased level of business development activities in construction and water and wastewater treatment, together with increased international market development.

Interest income:

Interest income decreased to $102 in 1996 from $904 in 1995 due to the reduced level of invested cash in 1996.

Interest expense:

Interest expense increased to $582 in the third quarter of 1996 from $172 in 1995. The increase was due to the higher level of borrowings in 1996 compared with 1995.

Miscellaneous:

Miscellaneous income amounted to $773 in 1996, compared with miscellaneous expense of $305 in 1995. Miscellaneous income and expense consists of, among other items, gains and losses from foreign exchange and property dispositions. The $773 in 1996 included a gain of $530 from the collection of a receivable which had previously been written-off as unrecoverable.

Income taxes and net income:

Income before taxes amounted to $919 in 1996, compared with $1,509 in 1995. Income tax benefit was $82 in 1996 compared with an income tax expense of $294 in 1995. The 1995 tax expense was primarily attributable to state and foreign income taxes, while the 1996 tax benefit was due to the recovery of federal and foreign taxes expensed in earlier periods.

Net income for the third quarter of 1996 amounted to $1,001, compared with $1,215 in the third quarter of 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 1996 VS. NINE MONTHS ENDED SEPTEMBER 30, 1995

Revenue:

Revenue of $353,910 for the nine month period of 1996 increased by 32 percent over the corresponding $267,536 in 1995, as new construction contracts awarded in 1995 continue to contribute significantly to revenues in 1996.

Gross margin:

The Company's gross margin of $32,496 increased by 30 percent in the nine month period of 1996 over the corresponding figure of $25,020 in 1995 due to the increased volume of construction revenue.

General and administrative expense:

General and administrative expenses of $30,309 in 1996 were 11 percent higher than the corresponding $27,423 in 1995. This increase is primarily attributable to business development expenditures, as the Company pursues construction opportunities both domestically and internationally.

Interest income:

Interest income decreased to $1,659 in the nine month period of 1996 from $2,990 in 1995 due to the reduced level of short-term investment balances in 1996. Interest income in 1996 includes $1,060 earned on a deferred receivable as outlined in the discussion of "Liquidity and Capital Resources."

Interest expense:

Interest expense increased to $891 in 1996 from $430 in 1995 due to a higher average level of borrowings in 1996, compared with 1995.

Miscellaneous:

Miscellaneous income amounted to $1,020 in 1996, compared with $825 in 1995. Miscellaneous income in 1996 included $530 from the collection of a receivable previously written-off as unrecoverable, together with a gain of $620 from the disposition of surplus real estate. 1995 miscellaneous income included a gain of $1,900 from the disposition of surplus real estate.

Income taxes and net income:

Income before taxes amounted to $3,975 in the nine month period of 1996, compared with $982 in the corresponding period of 1995. Income taxes gave rise to an expense of $1,873 in 1996 compared with $33 in 1995. The 1996 income tax expense was primarily attributable to foreign income taxes on foreign source income, while the 1995 income tax expense was attributable to offsetting foreign income taxes with the recovery of foreign taxes expensed in earlier periods.

Net income for the nine month period of 1996 amounted to $2,102, compared with $949 in 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

Operating activities utilized cash of $65,225 in the nine month period of 1996, compared with $568 during the corresponding period of 1995.

The utilization of cash by operating activities in 1996 is primarily attributable to higher accounts receivable balances and an increased level of investment in joint ventures, both of which result from the increased volume of construction revenues in 1996 compared with 1995.

Specifically, the Company has an outstanding receivable of approximately $35,000 relating to a project to construct the first phase of a continuing care retirement facility in Southern California. The funds to repay this receivable are generated from the sale of residential units in the facility, the proceeds of which are placed in an escrow account to be released and applied towards payment of the receivable as certain milestones are met, including sale of a certain number of the units and obtaining a state license. The Company has no control over attainment of these milestones and, therefore, cannot estimate when it will receive payment.

In addition, the Company has outstanding accounts receivable of approximately $20,000 relating to a construction project in Indonesia. Collection of these receivables has been delayed pending renegotiation of the contract to allow for changes in contract scope and duration.

Investing activities generated cash of $560 in 1996, compared with a net utilization of $10,173 in 1995 as the acquisition of new construction equipment to service ongoing construction projects was offset by the selective disposition of older equipment.

The Company's 1996 cash requirements for operations of $65,225 were financed by drawing upon cash and short-term investments amounting to $36,307, and by short-term borrowing of $28,300.

The Company has syndicated lines of credit of $15,000 expiring April 30, 1997 and $40,000 expiring June 30, 1997. The availability of these lines of credit is reduced by any letters of credit which may be outstanding under the lines. At September 30, 1996, the Company had $28,300 in outstanding borrowings and $6,098 in outstanding letters of credit.

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


Date:  November 12, 1996