Form 10-K
period 1996-12-31
ATKINSON GUY F CO OF CALIFORNIA
filed 1997-03-24
CIK 8137

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year ended December 31, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 31, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $63,332,422 based on closing sale prices on the NASDAQ National Market System. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of common stock, $0.01 par value, outstanding as of January 31, 1997 was 8,987,467.

Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 17, 1997.

                      GUY F. ATKINSON COMPANY OF CALIFORNIA

                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                            PAGE

                  PART I

Item   1.    Business                                                        1-6
       2.    Properties                                                      6-7
       3.    Legal Proceedings                                                 7
       4.    Submission of Matters to a Vote of Security Holders               8
      4a.    Executive Officers of the Registrant                              8


                  PART II

       5.    Market for Registrant's Common Equity and Related
             Stockholder Matters                                               9
       6.    Selected Financial Data                                          10
       7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           11-14
       8.    Financial Statements and Supplementary Data                   15-40
       9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                              40


                  PART III

      10.    Directors and Executive Officers of the Registrant               40
      11.    Executive Compensation                                           40
      12.    Security Ownership of Certain Beneficial Owners and
             Management                                                       40
      13.    Certain Relationships and Related Transactions                   41


                  PART IV

      14.    Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                                           41-42

                                     PART 1

ITEM 1.  BUSINESS

Background

Guy F. Atkinson Company of California was incorporated in Delaware in 1995 as a successor in interest to a California corporation of the same name that was incorporated in 1967, as the successor in interest to Guy F. Atkinson Company, a Nevada corporation organized in December 1934.

Services Provided

The Company provides a full range of engineering, procurement, construction, and related services internationally, to clients in the power, infrastructure, industrial and commercial building, pulp and paper, mining, and water and wastewater treatment markets. The Company previously operated businesses in automobile parts manufacturing, distribution of industrial pipe, and oil and gas exploration and production, which were sold in the fourth quarter of 1994.

Operating Structure

The following is a description of the Company's principal operating business units.

Atkinson Construction Company, headquartered in San Bruno, California, is one of the largest contractors of heavy civil projects, serving both public and private sectors, working domestically and internationally. This business unit performs general construction services for the following markets: hydroelectric power, bridges, highways, dams, water and wastewater treatment facilities, and tunnels and shafts applied in mining, power, transportation, and water conveyance.

Walsh Construction Company, headquartered in Trumbull, Connecticut, is a major provider of design-construct services to both the power and industrial building markets. It has power and cogeneration experience using fuels ranging from gas, petroleum coke and coal to municipal solid waste and biomass. Its building experience embraces industrial, institutional, R&D, laboratory, and commercial facilities.

Commonwealth Construction Company, headquartered in Burnaby, Canada, serves a variety of markets including pulp and paper, mining and metallurgical processing, water and wastewater treatment, and general industrial facilities throughout the Americas and Southeast Asia.

Monterey Construction Company, operating from San Bruno, California, provides merit-shop services to heavy civil and infrastructure construction markets.

Microsep International Corporation, headquartered in Burnaby, Canada, provides water and wastewater treatment equipment and services to the industrial, municipal and metallurgical processing markets.

Principal Markets

CONSTRUCTION OPERATIONS

Through its worldwide construction divisions and subsidiaries, Atkinson provides full service construction and related engineering and procurement services to heavy civil, industrial, commercial, energy, natural resources, utility, and government clients. The Company generally competes for work that is complex in engineering and construction, requiring a broad scope of services. Its acquisition of work is facilitated by its excellent reputation, diversity of services, technical expertise, and worldwide geographic coverage.

HEAVY CIVIL CONSTRUCTION

Heavy civil work provides a significant portion of the Company's revenues. Projects requiring a high degree of organization and complex engineering are well-matched to the Company's long standing expertise. The Company's heavy civil work includes the building of dams, hydroelectric facilities, bridges, locks, mines, tunnels, shafts, highways, railroads and other large infrastructure-related projects.

The Company believes that domestic and international work for new infrastructure development and rehabilitation, major transportation projects, power development, water and wastewater treatment, locks and dams, and underground construction will continue to be important markets for it in the future.

INDUSTRIAL CONSTRUCTION

The Company's work in the industrial sector includes both modernization and new construction of facilities for power generation, pulp and paper, mineral processing and manufacturing, as well as the construction of commercial, institutional, academic, and research facilities. Its industrial construction business provides feasibility studies, design/build services, value-engineering, management information systems, general construction services, construction management, start-up and operation and maintenance services as the markets may require.

The Company's industrial construction business serves a broad range of markets and clients. These markets are very competitive, serviced by numerous well-established and highly competent contractors and driven by their own set of strategic and economic market factors. Some of these factors can result in diminished capital spending for construction programs and/or delays in planned projects. For example, recent construction activity within the resource development industries has emphasized modernization and upgrading of facilities and compliance with environmental standards, rather than construction of new facilities. In response, the Company promotes its record of reliable performance, quality, safety, and its capabilities in scheduling and cost control as integral services.

OTHER OPERATIONS

As an enhancement to its construction capabilities in the water and wastewater treatment markets, the company uses patented technologies to achieve high-rate separation of solids from liquids. These processes offer superior effluent quality and sludge settling capabilities, while resulting in the significantly reduced size of treatment equipment.

Competitive Conditions and Risk Factors

Competition within the construction industry is based primarily on price, reputation for quality, experience, reliability, and the financial strength of the contractor. The markets served by the Company are competitive and require substantial resources, in particular, highly skilled and experienced technical personnel. Further, domestic construction activity depends to a significant degree on the general state of the U.S. economy and, more specifically, on the relevant market industry segments and their economic condition and future planning. As a result of economic changes within its markets, the Company's level of work will vary year to year. By diversifying its services to various markets and expanding its presence internationally, the Company is able to moderate some of the effects of fluctuations in its markets.

The Company sells its capabilities on the basis of experience, price using competitive bidding, and contract negotiation. It also offers additional incremental services its markets may require, such as design and engineering or turnkey packages, consisting of design, construction, procurement, and advice on financial structure and sources. While these services may be offered by the Company, more typically they are offered through an alliance or in association with other firms.

Projects are staffed by management supplied by the Company and by hourly craft personnel mostly obtained in a local labor market. Trained hourly employees are normally available in the vicinity of the Company's projects. However, substantial training must be undertaken in those locations where experienced labor is not available.

The Company frequently participates in joint ventures with other contractors to share risks and combine financial, technical, and other resources. When the Company undertakes work in a joint venture it may act as sponsor or lead contractor, in which case it manages all aspects of the work. If it is not the sponsor, the Company's participation is a shared construction responsibility, or may be limited to assistance in estimating and policy management and sharing on a pro-rata basis the financial risks and rewards of the work. In 1996, 18 percent of the Company's construction revenue was derived from work performed in joint ventures.

The Company performs its construction work under prime contracts that take various forms. These contractual arrangements include fixed-unit or lump-sum price, cost-reimbursable, fixed or percentage fee, or maximum price contracts. Contracts are either competitively bid and awarded or individually negotiated. In performing as a general contractor, the Company undertakes the planning and scheduling of projects, marshals the required personnel, procures materials, awards and administers subcontracts, and directs and manages the construction project. In the case of a construction management contract, the Company monitors and coordinates the progress of the work and assists the owner where other prime contractors are employed to construct the project. An increasingly popular form of contract is the "EPC" contract, where the Company acts as a turnkey contractor taking responsibility for engineering design, procurement of equipment and construction, and provides other operating services from inception through to delivery of a completed project.

In certain instances, the Company has guaranteed facility completion by a scheduled acceptance date and/or achievement of certain acceptance and performance testing levels. Failure to meet any such schedule or performance requirements could result in additional costs or liquidated damages, thus eroding expected project profit margins.

The Company also owns or leases construction equipment located at the sites of its projects or at owned or leased storage yards. Raw materials required for the Company's construction projects are normally available in the open market and may be obtained from local sources.

The Company often obtains working capital for its construction projects by pricing mechanisms that provide capital early in the project for mobilization and start-up costs. However, contract terms may also necessitate, in some cases, an infusion of working capital from the Company from time to time during the course of construction. Working capital may be provided from internal Company sources or outside borrowing to finance the cost of work for which pricing negotiations are incomplete or responsibility is disputed by the owner. It is also customary in the construction industry for owners to withhold a retention until the work is completed. This retention usually ranges from 5 percent to 10 percent of the contract price.

Due to the types of construction the Company undertakes, its work is, to some extent, seasonal. Typically, less can be accomplished in winter than in other seasons. The Company plans construction to mitigate, where possible, the effects of weather.

Approximately 20 percent of the Company's revenues during the fiscal year 1996 were generated from foreign operations, principally in Southeast Asia. In competing for foreign construction opportunities, the Company selects only those projects which have fundamental construction characteristics and risks similar to those presented by domestic projects. The Company recognizes that foreign work may present financial, cultural, and political risks which must be specifically considered, and it seeks, through foreign exchange and other risk management programs as well as pricing arrangements, to mitigate these risks to achieve a reasonable profit.

Construction and Other Activity During 1996

The following is a description of the Company's more significant construction projects which were either under construction or completed during 1996:

Power

o Construction of a 2,550 megawatt hydroelectric power plant on the Caroni River in Venezuela.
o Construction of a 42 megawatt hydroelectric power plant on the Ohio River in West Virginia.
o Engineering, procurement, construction, and commissioning of a 117 megawatt gas-fired cogeneration facility in Sacramento, California.
o Engineering, procurement, and construction of a 32 megawatt gas-fired cogeneration facility in Mingo Junction, Ohio.
o Modernization and upgrading of an existing power plant at Yale University in New Haven, Connecticut.
o Engineering, procurement, construction, and commissioning of a 12 megawatt gas-fired cogeneration facility at the UCSF medical facility in San Francisco, California.

Infrastructure - Transportation

o Construction of several stages of High Occupancy Vehicle roadway on Interstate 5 in Seattle, Washington.
o Construction of a balanced drawbridge spanning the Duwamish River in Seattle, Washington.
o Earthquake retrofitting of portions of the Interstate 280 viaduct in San Francisco, California.

Infrastructure - Water & Wastewater

o Sponsor of a joint venture constructing a 1.7 mile long, 285 foot high rockfill dam, together with an associated saddle dam for a water storage reservoir in Southern California.
o Sponsor of a joint venture constructing twin 110 by 1,200 foot lock chambers on the Ohio River at Olmsted, Illinois.

Infrastructure - Tunnels

o Participant in a joint venture constructing a cut-and-cover tunnel section for Interstate 90 in Boston, Massachusetts.
o Participant in a joint venture constructing a ten mile, 430 feet deep effluent outfall tunnel beneath Massachusetts Bay.
o Reconstruction and renovation of a two-mile railroad tunnel near Seattle, Washington.
o Extension of a geological exploratory tunnel adjacent to the Dead Sea in Israel.

Industrial

o Participant in a joint venture performing engineering, procurement, construction, and commissioning of a wastepaper and de-inking facility near Hagerstown, Maryland.
o Construction of a 1,500 tons-per-day bleached hardwood kraft pulp mill in East Kalimantan, Indonesia.
o Engineering, procurement, and construction of a 500,000 tons-per-year coal processing facility in Gillette, Wyoming.

Building

o Construction of a six-story, 208,000 square foot chemistry building at the Storrs campus of the University of Connecticut.
o Renovation and reconstruction of an existing 250,000 square foot building into new classrooms at the Stamford campus of the University of Connecticut.
o Design and construction of a twenty-story, 238-unit residential continuing-care facility for seniors in La Jolla, California.
o Construction of two multi-story research laboratory buildings at the Buck Center for Research into Aging in Novato, California.
o Construction of a six-story research tower and adjoining teaching wing at the Stony Brook campus of the State University of New York.

Customers

Approximately 54 percent of the Company's construction revenues in 1996 were from customers in the private sector, with 46 percent from the public sector. Geographically, approximately 80 percent of the Company's revenues were generated domestically and 20 percent internationally.

Revenues from contracts with the U.S. Government, principally for construction services, provided 6 percent of the Company's consolidated revenues. These contracts are terminable at the election of the U.S. government.

During 1996, 18 percent of the Company's consolidated revenues were generated from a contract with PT. Kiani Kertas, an Indonesian corporation, to construct a pulp mill.

Backlog

The approximate value of the Company's firm backlog of contracts as of December 31, 1996 and December 31, 1995 was $609 million and $642 million, respectively. New contract awards amounted to $436 million and $749 million in 1996 and 1995, respectively. The dollar value of the backlog is not necessarily indicative of the future earnings of the Company. Backlog includes only those contracts for which work is proceeding, or for which the Company has received a "notice to proceed". There can be no assurance that cancellations or adjustments increasing or decreasing the scope of work will not occur.

Geographic Area Information

Note 17 to the Consolidated Financial Statements (included under Item 8 of this Report), sets forth for the fiscal years 1994 through 1996 the Company's revenue, operating profit (loss), and assets with respect to the geographic areas in which the Company operates.

Personnel

The number of employees of the Company during fiscal year 1996 varied substantially depending on work volume, the status of completion of construction contracts, weather, and season. The average number of such employees was 6,500 including employees of joint ventures sponsored by the Company. The number of salaried employees averaged 625 during the same period.

ITEM 2.  PROPERTIES

                                                                   Building       Lease
Location                            Use              Land Area     Square Feet    Expires

1001 Bayhill Drive                  Executive        N/A            29,418        8/2/2003
San Bruno, CA  94066                Offices

1100 Grundy Lane                    Construction     N/A            39,102        7/14/2003
San Bruno, Ca  94066                Divisional
                                    Office

101 Oakview Drive                   Construction     12.1 acres     43,540        N/A
Trumbull, CT  06611-0400            Divisional
                                    Office

4599 Tillicum Street                Construction     23.4 acres     53,438        N/A
Burnaby, BC                         Divisional
Canada  V5J 3J9                     Office

10365 Old Placerville Road          Construction     N/A             7,477        5/31/2000
Suite 210                           Regional
Sacramento, CA  95827               Office





                                                                   Building       Lease
Location                            Use              Land Area     Square Feet    Expires

405 Eccles Avenue                   Manufacturing    N/A            19,384        7/31/1998
South San Francisco,                and Sales
CA  94080                           Facility

200 Union Blvd., Suite 400          Construction     N/A             5,451        10/31/1998
Lakewood, CO  80228                 Regional
                                    Office

600 Naches Avenue S.W.              Construction     N/A             5,428        1/31/1998
Suite 120                           Regional
Renton, WA  98057                   Office

110 Turnpike Road                   Construction     N/A             3,638        2/28/1999
Suite 110                           Regional
Westborough, MA  01581              Office

Twin Towers, Building 2             Construction     N/A             1,076        1/31/1998
35 Jabotinsky Street                Regional
Ramat Gan, Israel                   Office

Aspac Center, Suite 701             Construction     N/A             1,453        5/1/1997
J1. HR. Rasuna Said Kav.            Regional
X-2 No. 4                           Office
Jakarta, Indonesia

1404E Tektite Towers 1              Construction     N/A             1,397        7/14/1997
PSE Centre Exchange Road            Regional
Metro Manila, Phillippines          Office


ITEM 3.  LEGAL PROCEEDINGS

The nature of the construction business periodically results in liens, disputes, suits and claims. Certain claims and suits have been brought against the Company in connection with contractual disputes alleging personal injury, property, or other damages. Disputes are generally negotiated to settlement or litigated, with judgments against the Company being either promptly satisfied or appealed.

On March 7, 1995, a complaint was filed in the Supreme Court of New York by Valeo and Valeo Engine Cooling, against the Company and its investment banker, Dillon, Read & Co. Inc., in connection with the Company's sale of its manufacturing subsidiary, Lake Center Industries, Inc. The plaintiffs, the unsuccessful bidder for Lake Center Industries, allege breach of contract and other wrongdoing. They seek actual damages of two hundred ninety thousand dollars in connection with preparing their bid, seven million dollars on a theory of unjust enrichment and ten million dollars in punitive damages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of 1996.



ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

Jack J. Agresti (59) has been Chief Executive Officer and President since April, 1994. He was President and Chief Operating Officer of the Company from April, 1991 to April, 1994. He was Executive Vice President of the Company from April, 1990 to April, 1991, and Group Vice President of the Company from February, 1985 to April, 1990.

William J. Carlson (53) has been Senior Vice President of the Company since April, 1991. From February, 1991 to the present he has also served as President and General Manager of Guy F. Atkinson Construction Company. Prior to February, 1991, he served with the Company's Walsh Construction Company division, as Vice President from August, 1986, Executive Vice President from February,1989, and President and General Manager from November, 1989.

Herbert D. Montgomery (54) is Senior Vice President Finance, Chief Financial Officer and Treasurer. He joined the Company in June, 1994. He was Vice President Finance, Treasurer and Chief Financial Officer from August, 1989 to June, 1994 of Harding Associates, Inc., an environmental consulting engineering company.

John F. Huguet (51) has been Senior Vice President of the Company since April, 1995. From January, 1990 to the present he has also served as President or President and General Manager of the Company's Commonwealth Construction Company division.

Thomas J. Walsh, III (46) has been Vice President of the Company since April, 1995. From September, 1990 to the present he has also served as President and General Manager or Executive Vice President of the Company's Walsh Construction Company division.

Therese Ambrusko (49) has been Vice President of the Company since April, 1995. From March, 1989 to the present she has also served as General Counsel or General Counsel and Corporate Secretary.

James D. Stevens (59) has been Vice President and Chief Administrative Officer of the Company since January, 1985.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) The Company's common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System under the symbol "ATKN." The following table sets forth the high and low NASDAQ sales prices for such common stock in each quarterly period during the two most recent fiscal years.

1996                      1st Quarter       2nd Quarter       3rd Quarter       4th Quarter
----                      -----------       -----------       -----------       -----------

Low                        $  8.63            $  10.75         $  11.00           $  8.13
High                         12.25               14.00            14.00             13.13

1995
Low                        $  7.00            $   7.50         $   9.38           $  9.00
High                         10.50                9.63            11.00             11.00

        (b) The number of holders of record of the Company's common stock as of January 31, 1997 was 1,235.

        (c)  dividends declared in 1996 and 1995 were as follows:

                                                                   1996              1995
                                                                   ----              ----
Dividends per share by quarter:
                                        First                     $0.00             $2.00
                                        Second                     0.00              0.00
                                        Third                      0.00              0.00
                                        Fourth                     0.00              0.00
                                    ----------------------------------------------------------

                                        Total Dividends           $0.00             $2.00
                                    ----------------------------------------------------------


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands of dollars except share and per share amounts)

-------------------------------------------------------------------------------------------------------------------

Years ended December 31:                             1996          1995          1994           1993          1992
-------------------------------------------------------------------------------------------------------------------

Revenue                                          $468,467       $416,995      $422,969       $345,036      $320,963
-------------------------------------------------------------------------------------------------------------------

Cost of revenue                                   424,217        377,823       437,049        326,307       290,661
-------------------------------------------------------------------------------------------------------------------

Gross margin                                       44,250         39,172       (14,080)        18,729        30,302
-------------------------------------------------------------------------------------------------------------------

General and administrative expenses                39,335         38,551        39,080         30,302        33,007
-------------------------------------------------------------------------------------------------------------------

Restructuring charges                                   -              -         4,169              -             -
-------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                       4,915            621       (57,329)       (11,573)       (2,705)
-------------------------------------------------------------------------------------------------------------------

Interest expense                                    1,684            904         4,902          3,481         3,100
-------------------------------------------------------------------------------------------------------------------

Other income (expense)                              3,582          5,033         1,450          7,750         5,134
-------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before
  income taxes, extraordinary item and cumulative
  effect of changes in accounting                   6,813          4,750       (60,781)        (7,304)         (671)
-------------------------------------------------------------------------------------------------------------------

Income tax expense (benefit)                        1,794          1,141        (8,758)         1,356           108
-------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before
  extraordinary item and cumulative effect of
  changes in accounting                             5,019          3 609       (52,023)        (8,660)         (779)
-------------------------------------------------------------------------------------------------------------------

Income from discontinued operations                     -              -         3,238          5,065         2,256
-------------------------------------------------------------------------------------------------------------------

Gain on disposal of discontinued operations             -              -        36,866              -             -
-------------------------------------------------------------------------------------------------------------------

Income (loss) before extraordinary item and
  cumulative effect of changes in accounting        5,019          3,609       (11,919)        (3,595)        1,477
-------------------------------------------------------------------------------------------------------------------

Extraordinary item:  Utilization of tax loss
  carryforward                                          -              -             -              -           213
-------------------------------------------------------------------------------------------------------------------

Cumulative effect of changes in accounting              -              -          (739)         4,974             -
-------------------------------------------------------------------------------------------------------------------

Net income (loss)                                $  5,019        $ 3,609      $(12,658)       $ 1,379      $  1,690
-------------------------------------------------------------------------------------------------------------------

Income (loss) per share of common stock from
  continuing operations, before extraordinary
  item, and cumulative effect of changes in
  accounting                                     $   0.54        $  0.39       $ (5.86)       $ (0.99)      $ (0.09)
-------------------------------------------------------------------------------------------------------------------

Income per share from discontinued operations           -              -          0.36           0.58          0.26
-------------------------------------------------------------------------------------------------------------------

Gain per share on disposal of discontinued
  operations                                            -              -          4.16              -             -
-------------------------------------------------------------------------------------------------------------------

Income (loss) per share before extraordinary
  item and cumulative effect of changes in
  accounting                                         0.54           0.39         (1.34)         (0.41)         0.17
-------------------------------------------------------------------------------------------------------------------

Extraordinary item per share                            -              -             -              -          0.02
-------------------------------------------------------------------------------------------------------------------

Cumulative effect per share of changes in accounting    -              -         (0.08)          0.57             -
-------------------------------------------------------------------------------------------------------------------

Net income (loss) per share                      $    0.54      $   0.39      $  (1.42)      $   0.16      $   0.19
-------------------------------------------------------------------------------------------------------------------

Average number of shares and common stock
  equivalents utilized in net income per share
  calculations                                   9,359,000     9,161,000     8,877,000      8,788,000     8,777,000
-------------------------------------------------------------------------------------------------------------------

Total assets                                     $ 265,223      $234,844      $199,714       $271,879      $260,206
-------------------------------------------------------------------------------------------------------------------

Long-term debt, less current portion             $   1,210      $  1,917      $  2,199       $ 18,273      $ 18,227
-------------------------------------------------------------------------------------------------------------------

Notes payable, including current portion of
  long-term debt                                 $  33,402      $    844      $    662       $ 36,568      $ 41,389
-------------------------------------------------------------------------------------------------------------------

Special cash dividend of $2.00 per share of
common stock                                     $       -      $ 17,835      $      -       $      -      $      -
-------------------------------------------------------------------------------------------------------------------

Book value at year-end                           $  89,284      $ 83,458      $ 96,988       $109,680      $110,313
-------------------------------------------------------------------------------------------------------------------

Book value per share                             $    9.93      $   9.37      $  10.93       $  12.50      $  12.57
-------------------------------------------------------------------------------------------------------------------

High and low prices of stock                     $  14.000      $ 11.000      $ 11.000       $ 10.000      $ 10.250
                                                     8.125         7.000         8.000          8.250         6.500
-------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview of the Business

        Guy F. Atkinson Company of California provides a full range of engineering, procurement, construction and related services domestically and internationally, to clients in the power, infrastructure, industrial and commercial building, pulp and paper, mining, and water and wastewater treatment markets. The Company principally operates through three construction divisions, Atkinson Construction Company, located in San Bruno, California; Walsh Construction Company, located in Trumbull, Connecticut; and Commonwealth Construction Company, located in Burnaby, Canada.

        In 1996, the Company generated 80 percent of its revenues domestically, and 20 percent internationally (primarily from Southeast Asia). Approximately 54 percent of its revenues in 1996 were derived from private sector construction and the balance from the public sector. The Company sells its capabilities on the basis of experience, price using competitive bidding, and negotiated contracts. Construction work may be performed under contract for a fixed price, price per unit of work performed, cost-reimbursable plus fee, or other form of contract, with most contracts being of the fixed price nature. The Company may perform construction work alone, or in conjunction with engineering or other construction companies to offer full service engineering, procurement and construction capabilities.

        In performing construction services on a fixed price basis, the Company takes certain performance and financial risks, namely that it can maintain project costs within budget for the work to be performed, and that payment will be forthcoming for work performed, including appropriate compensation for work outside the defined scope of the original contract. In exchange for assuming this risk, the Company earns a gross margin, from which overhead and general corporate expenses are met. From time to time, contract disputes occur, generally arising from work performed resulting from conditions or circumstances not envisioned in the original contract. Such disputes may be negotiated to the satisfaction of both parties, or, on occasion, may lead to litigation or mediation, which can give rise to unforeseen additional expense and/or losses to the Company.

Reclassification of Statement of Income

        As a result of the Company's sale of substantially all of its nonconstruction businesses (as explained in note 12 to the Consolidated Financial Statements), certain income statement amounts for 1994 have been reclassified as discontinued operations. Revenues and expenses reflect only those amounts attributable to the ongoing construction business of the Company, while the net operating results of the disposed businesses, and the related gain on disposition, have been shown separately.

Results of Operations (all dollar amounts are in thousands unless otherwise stated)

        Revenue: The Company's revenue of $468,467 in 1996 was 12 percent higher than the corresponding figure of $416,995 in 1995, and 11 percent higher than the $422,969 of revenue in 1994. This increase in revenue in 1996 was a result of the commencement of a number of significant construction contracts which were awarded to the Company during 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


        The backlog of uncompleted contracts amounted to $609,340 at December 31, 1996, compared with $641,670 at December 31, 1995 and $309,778 at December 31, 1994. New contract awards during 1996, 1995, and 1994 were $436,137,
$748,887, and $340,045 respectively.

        Gross margin: The Company's gross margin of $44,250 in 1996 was 13 percent higher than the corresponding figure of $39,172 in 1995, and a substantial improvement over the $(14,080) of gross margin in 1994. The increase in gross margin in 1996 compared with 1995 was due to the 12 percent growth in revenue during the period, which, in turn, was attributable to the commencement of a number of significant construction contracts awarded to the Company in 1995. The percentage of gross margin to revenue remained fairly constant during 1996 and 1995.

        The negative gross margin in 1994 was due to certain contract dispute settlements, cost overruns, and the write-down of certain assets, together amounting to $29,771.

        General and administrative expense: General and administrative expenses of $39,335 in 1996 increased by 2 percent over the $38,551 recorded in 1995, and by less than 1 percent over the 1994 expense of $39,080. The increase in general and administrative expenses was due to an increased level of business development activities, with particular emphasis on international markets. These higher expenditures were partly offset by the Company's continuing overhead cost reduction efforts.

        Interest income: Interest income amounted to $1,801 in 1996, compared with $3,784 in 1995, and $563 in 1994. Interest income in 1996 included $1,060 earned on an interest-bearing account receivable as explained under "Liquidity and Capital Resources," and $741 earned from short-term investments. The reduction in interest income from 1995 to 1996 was the result of lower short-term investment balances in 1996 compared with 1995.

        Interest Expense: Interest expense was $1,684 in 1996, compared with $904 in 1995, and $4,902 in 1994. The increase in interest expense in 1996 compared with 1995 was attributable to the Company's utilization of its lines of credit in 1996; there was no utilization in 1995. Interest expense of $4,902 in 1994 was due to short-term borrowings in that year, together with interest of $1,715 related to an income tax settlement.

        Miscellaneous: Miscellaneous income of $1,781 in 1996 was principally derived from gains on property dispositions. Income of $1,249 in 1995 included gains on property dispositions of $2,138, a loss of $3,041 on the write-down of a property, and gains of $2,079 on the settlement of certain non-construction claims and disputed items. Miscellaneous income of $887 in 1994 was primarily derived from foreign exchange gains.

        Income taxes: Income tax expense was $1,794 in 1996, compared with expense of $1,141 in 1995, and a benefit of $8,758 in 1994. Income tax expense in both 1996 and 1995 was attributable to foreign income taxes on foreign source income, together with U.S. state income taxes. The tax benefit in 1994 was due to the allocation of income taxes to discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


        Discontinued Operations: In 1994 discontinued operations gave rise to income of $3,238 and a gain on disposition of $36,866. The nature and results of these operations are explained in note 11 to the Consolidated Financial Statements.

        Changes in Accounting: The results for 1994 include an accounting charge of $739 from the adoption of Statement of Financial Accounting Standards No. 112.

        Net Income: The Company had net income of $5,019 in 1996, compared with $3,609 in 1995, and a net loss of $12,658 in 1994. Earnings per share were $0.54 in 1996, $0.39 in 1995, and a loss per share of $1.42 in 1994.


Liquidity and Capital Resources

        As reported in the Consolidated Statements of Cash Flows, operating activities utilized $64,110 of cash in 1996, compared with $6,412 in 1995, and net generation of cash of $10,753 in 1994. The utilization of cash by operations in 1996 was attributable to increases in accounts receivable and in inventories and unamortized costs on contracts.

        With regard to accounts receivable, the Company, at December 31, 1996, had an uncollected balance of approximately $40,000 relating to a contract to construct the first phase of a continuing care retirement facility in Southern California. Subsequent to December 31, 1996, the facility was placed in bankruptcy under Chapter 11 of the Bankruptcy Code. Construction of the residential portion of the facility was completed in June of 1996, with many of the residential units currently occupied. Day-to-day operation of the facility is being performed under the supervision of a court-appointed trustee. As one of the secured creditors, the Company is taking an active role in developing a plan of reorganization for the facility. While there can be no assurance as to the outcome of this matter, based on discussions with potential buyers of the facility, the Company believes it will be successful in recovering the full amount of its receivable. The timing of repayment to the Company will depend on the terms of the reorganization plan adopted by the bankruptcy court.

        In addition, the Company, at December 31, 1996, had unamortized costs of approximately $24,000 relating to a contract to construct a pulp mill in Indonesia. This amount represents additional costs resulting from schedule delays, contract acceleration and other contract changes beyond the Company's control, for which it is seeking reimbursement. In March of 1997, a portion of these costs, approximately $10,000, were reimbursed to the Company through a negotiated settlement. The Company expects to resolve and collect the balance.

        Net investing activities utilized cash of $399 in 1996, compared with $15,191 in 1995, and cash generation of $96,882 in 1994. The utilization of cash in 1995 was attributable to net acquisitions of construction equipment to service the Company's increased backlog of construction work-in-progress. During 1996 expenditures on equipment acquisitions were offset by selective disposals of older equipment. The high level of cash generated from investing activities in 1994 resulted from the sale of the Company's nonconstruction businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


        Financing activities generated $32,427 of cash in 1996, compared with net utilization of $17,697 in 1995, and $35,039 in 1994. During 1996, the Company increased its borrowings against its lines of credit by $32,500, and reduced its cash and invested balances by $31,950 in order to finance cash utilization by operating activities. Cash utilization by financing activities in 1995 and 1994 was attributable to the payment of a special shareholder dividend of $2.00 per share, and the repayment of short-term borrowings.

        The Company has syndicated lines of credit of $15,000 expiring April 30, 1997 and $40,000 expiring June 30, 1997. The renewal of these lines is currently under negotiation. The availability of these lines of credit is reduced by any letters of credit which may be outstanding against the lines. At December 31, 1996, the Company had $32,500 in outstanding borrowings and $6,221 in outstanding letters of credit.

        The Company believes that its cash and short-term investments, together with lines of credit and funds generated from operations and other sources, will be adequate to cover foreseeable future requirements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)     Financial Statements


Page

16      Report of Independent Accountants

17-18   Consolidated Balance Sheets, as of December 31, 1996 and 1995

19 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

20-21 Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

22 Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

23-39   Notes to Consolidated Financial Statements





(b)     Financial statement schedules:

        Financial statement schedules are omitted because the conditions requiring their filing do not exist, or because the required information is given in the financial statements, including the notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Guy F. Atkinson Company of California:


We have audited the consolidated balance sheets of Guy F. Atkinson Company of California and Consolidated Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guy F. Atkinson Company of California and Consolidated Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




Coopers & Lybrand L.L.P.
San Francisco, California
March 17, 1997

GUY F. ATKINSON COMPANY OF CALIFORNIA
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars except share and per share amounts)

------------------------------------------------------------------------------------------------------------

As of December 31,                                                                 1996                 1995
------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                     $   7,854            $  39,804
Accounts receivable                                                             118,964               76,196
Costs and estimated earnings in excess of billings                               12,511               28,751
Inventories and unamortized costs on contracts in progress                       56,601               20,987
Investments in joint ventures                                                    34,076               32,272
Deferred income taxes                                                               225                    -
Other current assets                                                              3,986                5,244
------------------------------------------------------------------------------------------------------------


Total current assets                                                            234,217              203,254
------------------------------------------------------------------------------------------------------------



PROPERTY, PLANT AND EQUIPMENT At cost:
    Land                                                                          2,528                2,683
    Buildings                                                                    10,232               11,203
    Construction equipment                                                       32,928               36,036
    Other equipment                                                               8,314                7,478
------------------------------------------------------------------------------------------------------------

                                                                                 54,002               57,400
Less accumulated depreciation                                                    25,341               28,163
------------------------------------------------------------------------------------------------------------


Total property, plant and equipment, net                                         28,661               29,237

------------------------------------------------------------------------------------------------------------


Other assets                                                                      2,345                2,353
------------------------------------------------------------------------------------------------------------



Total assets                                                                  $ 265,223            $ 234,844
------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements

GUY F. ATKINSON COMPANY OF CALIFORNIA
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars except share and per share amounts)

------------------------------------------------------------------------------------------------------------

As of December 31,                                                                 1996                 1995
------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable, including current portion of long-term debt                   $  33,402             $    844
Accounts payable                                                                81,981               86,671
Billings in excess of costs and estimated earnings                              21,422               20,300
Accrued payroll                                                                  8,843                9,310
Accrued federal & foreign income taxes                                           8,096                5,020
Other accrued expenses                                                          13,110               18,835
Deferred income taxes                                                                -                  248
Due to joint ventures                                                              588                  730
-----------------------------------------------------------------------------------------------------------


Total current liabilities                                                      167,442              141,958
-----------------------------------------------------------------------------------------------------------


NON-CURRENT LIABILITIES
Long-term debt, less current portion                                             1,210                1,917
Deferred income taxes                                                              109                   88
Postretirement health care and postemployment benefit obligations                7,178                7,423
-----------------------------------------------------------------------------------------------------------


Total liabilities                                                              175,939              151,386
-----------------------------------------------------------------------------------------------------------


Contingencies (Note 16)

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.01; 2,000,000 shares authorized;
    none issued or outstanding
Common stock, par value $0.01; 20,000,000 shares authorized; 8,987,467 issued
    and outstanding at December 31, 1996 and 8,951,154 at December 31, 1995      1,896                1,895
Paid-in capital                                                                 13,262               13,085
Accumulated translation adjustment                                              (4,526)              (4,446)
Unearned compensation                                                                -                 (400)
Additional pension liability                                                       (35)                (344)
Retained earnings                                                               78,687               73,668
-----------------------------------------------------------------------------------------------------------


Total stockholders' equity                                                      89,284               83,458
-----------------------------------------------------------------------------------------------------------


Total liabilities and stockholders' equity                                    $265,223             $234,844

-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

GUY F. ATKINSON COMPANY OF CALIFORNIA
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands of dollars except share and per share amounts)

------------------------------------------------------------------------------------------------------------


                                              Capital Stock       Accumulated   Unearned Additional
                                      Number           Paid-in    Translation   Compen-   Pension   Retained
                                   of Shares   Amount  Capital    Adjustment    sation   Liability  Earnings
------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993        8,869,224   $1,894  $12,239     $(3,441)      $(759)   $  (805)   $100,552

Changes for the year - 1994:
Net (loss)                                                                                          (12,658)
Restricted shares:
    Forfeited                       (18,400)             (152)                    152
    Valuation adjustment                                  129                    (129)
    Issued to pension plan          100,000               969
Foreign currency translation                                       (1,808)
Additional minimum pension liability                                                         805
-----------------------------------------------------------------------------------------------------------


Balance, December 31, 1994        8,950,824    1,894   13,185      (5,249)       (736)         -     87,894

Changes for the year - 1995:
Net income                                                                                            3,609
Cash dividend - $2.00 per share                                                                     (17,835)
Restricted shares:
    Forfeited                       (33,600)             (336)                    336
Stock options exercised              33,930        1      236
Foreign currency translation                                          803
Additional minimum pension liability                                                        (344)
-----------------------------------------------------------------------------------------------------------


Balance, December 31, 1995        8,951,154    1,895   13,085     (4,446)       (400)       (344)    73,668

CHANGES FOR THE YEAR - 1996:
NET INCOME                                                                                            5,019
RESTRICTED SHARES:
    FORFEITED                       (40,000)             (400)                   400
STOCK OPTIONS EXERCISED              76,313        1      577
FOREIGN CURRENCY TRANSLATION                                         (80)
ADDITIONAL MINIMUM PENSION LIABILITY                                                         309
-----------------------------------------------------------------------------------------------------------



BALANCE, DECEMBER 31, 1996        8,987,467   $1,896  $13,262    $(4,526)       $  -     $   (35)   $78,687

-----------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements

GUY F. ATKINSON COMPANY OF CALIFORNIA
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars except share and per share amounts)

-----------------------------------------------------------------------------------------------------------

Years ended December 31,                                                   1996          1995          1994
-----------------------------------------------------------------------------------------------------------
Revenue                                                                $468,467      $416,995      $422,969

Cost of revenue                                                         424,217       377,823       437,049
-----------------------------------------------------------------------------------------------------------


Gross margin                                                             44,250        39,172       (14,080)
Restructuring charges                                                         -              -        4,169
General and administrative expenses                                      39,335        38,551        39,080
-----------------------------------------------------------------------------------------------------------


Income (loss) from operations                                             4,915           621       (57,329)
Other income (expense)
    Interest income                                                       1,801         3,784           563
    Interest expense                                                     (1,684)         (904)       (4,902)

Miscellaneous, net                                                        1,781         1,249           887
-----------------------------------------------------------------------------------------------------------


Total other income (expense)                                              1,898         4,129        (3,452)
-----------------------------------------------------------------------------------------------------------


Income (loss) from continuing operations before taxes and
 the cumulative effect of changes in accounting                           6,813         4,750       (60,781)
Provision (benefit) for income taxes                                      1,794         1,141        (8,758)
-----------------------------------------------------------------------------------------------------------


Income (loss) from continuing operations before the cumulative
 effect of changes in accounting                                          5,019         3,609       (52,023)
Income from discontinued operations, net of income taxes:
    Income from discontinued operations                                       -             -         3,238
    Gain on disposal of discontinued operations                               -             -        36,866
-----------------------------------------------------------------------------------------------------------


Total income from discontinued operations, net of income taxes                -             -        40,104
-----------------------------------------------------------------------------------------------------------


Income (loss) before the cumulative effect of changes in accounting       5,019         3,609       (11,919)
Cumulative effect of changes in accounting:
    Postemployment benefit costs                                              -             -          (739)
-----------------------------------------------------------------------------------------------------------


Total cumulative effect of changes in accounting                              -             -          (739)
-----------------------------------------------------------------------------------------------------------


Net income (loss)                                                      $  5,019      $  3,609      $(12,658)

-----------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements

GUY F. ATKINSON COMPANY OF CALIFORNIA
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars except share and per share amounts)

-----------------------------------------------------------------------------------------------------------

As of December 31,                                                         1996          1995          1994
-----------------------------------------------------------------------------------------------------------
Income (loss) per share of common stock from continuing operations
 before cumulative effect of changes in accounting                        $0.54          $0.39        $(5.86)
Income per share of common stock from discontinued operations, net
 of income taxes                                                              -              -          4.52
------------------------------------------------------------------------------------------------------------


Income (loss) per share of common stock before cumulative effect of
 changes in accounting                                                     0.54           0.39         (1.34)
Cumulative effect per share of common stock of changes in accounting          -              -         (0.08)
------------------------------------------------------------------------------------------------------------



Net income (loss) per share of common stock                               $0.54          $0.39        $(1.42)

------------------------------------------------------------------------------------------------------------



Average number of shares of common stock and common stock
 equivalents utilized in net income (loss) per share calculation      9,359,000      9,161,000     8,877,000


------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements

GUY F. ATKINSON COMPANY OF CALIFORNIA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars except share and per share amounts)

----------------------------------------------------------------------------------------------------------

As of December 31,                                                         1996          1995         1994
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                       $ 5,019       $ 3,609     $(12,658)

Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
    (Income) from discontinued operations                                     -             -       (3,238)
    Restructuring charges                                                     -             -        4,169
    Depreciation, depletion and amortization                              4,693         6,666        2,822
    Provision for loss on investment in energy properties                     -             -          300
    Deferred income taxes                                                  (451)          444        1,104
    (Gain) on dispositions of property, plant and equipment              (3,724)       (3,028)         (92)
    (Gain) on disposition of discontinued operations                          -             -      (36,866)
      Cumulative effect of changes in accounting                              -             -          739
Changes in operating assets and liabilities:
    Accounts receivable                                                 (42,832)      (43,080)      21,965
    Inventories and unamortized costs on contracts                      (35,619)         (963)      15,601
    Investments in joint ventures                                        (1,957)        8,845       10,190
    Other current assets                                                  1,257        (2,089)       1,557
    Accounts payable and accrued expenses                               (10,524)       46,353        6,525
    Accrued income taxes                                                  3,076        (1,877)      (7,757)
    Billings in excess of costs and estimated earnings, net              17,377       (21,033)      10,351
    Other, net                                                             (425)         (259)        (511)
----------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities from continuing
 operations                                                             (64,110)       (6,412)      14,201
Net cash (used in) operating activities from discontinued operations          -             -       (3,448)
----------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                     (64,110)       (6,412)      10,753
----------------------------------------------------------------------------------------------------------


Cash flows from investing activities:
    Property, plant and equipment expenditures                          (10,016)      (23,022)      (1,852)
    Proceeds from dispositions of property, plant and equipment           9,609         7,791        1,036
    Proceeds from disposition of discontinued operations                      -             -      100,903
    Increase (decrease) in other assets, net                                  8            40         (778)
    Net investing activities of discontinued operations                       -             -       (2,427)
----------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                        (399)      (15,191)      96,882
----------------------------------------------------------------------------------------------------------


Cash flows from financing activities:
    Short-term borrowings (repayments), net                              32,500             -      (34,215)
    Proceeds of long-term borrowings                                         50           812            -
    Long-term debt repayments                                              (700)         (911)        (678)
    Common stock issuance related to stock option awards                    577           237            -
    Cash dividends paid                                                       -       (17,835)           -
    Net financing activities of discontinued operations                       -             -         (146)
----------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                      32,427       (17,697)     (35,039)
----------------------------------------------------------------------------------------------------------


Effect of exchange rate changes on cash                                     132           663       (1,003)
----------------------------------------------------------------------------------------------------------


Net increase (decrease) in cash and cash equivalents                   $(31,950)     $(38,637)     $71,593

----------------------------------------------------------------------------------------------------------

Supplementary information:
Cash paid during the period for:
    Interest                                                            $ 3,826       $   553      $ 4,798
    Federal, foreign and state income taxes                                 561         2,563          838
Common stock contributed to pension plan                                      -             -          969

----------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements

GUY F. ATKINSON COMPANY OF CALIFORNIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

--------------------------------------------------------------------------------



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS

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

PRINCIPLES OF CONSOLIDATION

The Company conducts business primarily through the following subsidiaries / business units:
    Atkinson Construction Company
    Commonwealth Construction Company
    Walsh Construction Company

The consolidated financial statements include Guy F. Atkinson Company of California and its subsidiaries. Investments in joint ventures are recorded on the equity method. Significant transactions between the Company and its subsidiaries are eliminated in consolidation.

CONSTRUCTION CONTRACT ACCOUNTING

Construction revenue and gross margin, including the Company's share of joint-venture contracts, are recognized using the percentage of completion method. This method applies the ratio of costs incurred to Company engineers' estimates of total costs on a contract-by-contract basis. These estimates include provisions for known and anticipated cost overruns, if any exist or are expected to occur, and may be subject to revision in the normal course of business.

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

GUY F. ATKINSON COMPANY OF CALIFORNIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

--------------------------------------------------------------------------------



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

FOREIGN EXCHANGE

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

CASH AND CASH EQUIVALENTS

Cash equivalents consists of highly-liquid securities with an original maturity of three months or less.

INVENTORIES AND UNAMORTIZED COSTS ON CONTRACTS

Inventories are valued at the lower of cost (principally first-in, first-out) or market prices. Unamortized costs on contracts include the cost of plant and project facilities to be absorbed over the life of the projects, the estimated value of recoverable assets, and costs related to unpriced change orders and claims for additional contract compensation to the extent their recovery is probable. The amount of costs relating to unpriced change orders and claims that is included in inventories and unamortized costs on contracts is the lesser of the actual amount of costs incurred or the estimated amount that is recoverable as additional compensation. These estimates are based upon management's expectations regarding the probability of future recovery and may be subject to revision in the normal course of business.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost. Major improvements and renewals are capitalized, while maintenance and repairs are charged to cost as incurred.

The Company depreciates all property, plant, and equipment over its expected useful life on a straight-line basis. The depreciation expense is determined by means of management estimates of expected useful life, salvage value and asset usage. These estimates may be subject to revision in the normal course of business. Included in property, plant, and equipment are capitalized computer software costs, together with the costs of systems implementation, which are being depreciated on a straight-line basis over a five year period. The net book value of computer software and systems implementation at December 31, 1996 is $1,750.

Upon sale or retirement of property, plant, and equipment, the related costs and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in income.

GUY F. ATKINSON COMPANY OF CALIFORNIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

--------------------------------------------------------------------------------



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

EARNINGS PER SHARE

Earnings per share of common stock and common stock equivalents are calculated using the weighted average number of common shares outstanding, plus (in periods where they have a dilutive effect) the net additional number of shares which would be issuable upon the exercise of stock options and warrants, assuming that the Company used the proceeds received to repurchase outstanding shares at market prices.

ADOPTION OF NEW ACCOUNTING STANDARDS

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock- based Compensation" (SFAS 123) was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to be either included as compensation expense in the income statement, or the pro-forma effect on net income and earnings per share to be disclosed in the footnotes to the financial statements. The Company has adopted SFAS 123 on a disclosure basis as explained more fully in note 10 to the financial statements.

GUY F. ATKINSON COMPANY OF CALIFORNIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

--------------------------------------------------------------------------------



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

NEWLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" and No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS), replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 129 consolidates the existing disclosure requirements regarding an entity's capital structure. SFAS No. 128 and No. 129 are effective for financial statements issued for periods ending after December 15, 1997 and accordingly, management has not determined the impact on the Company's financial statements for the year ended December 31, 1996.

CHANGES IN ACCOUNTING PRINCIPLES

In 1994, the Company recorded an accounting charge of $739 for postemployment benefit costs upon the adoption of SFAS 112.

RECLASSIFICATION OF 1995 AND 1994 FINANCIAL STATEMENTS

Certain amounts for 1995 and 1994 have been reclassified to conform with the 1996 financial statement presentation and have not affected previously reported net income or stockholders' equity.


2.  CASH AND CASH EQUIVALENTS
----------------------------------------------------------------------------------------------

Cash and short-term investments consist of the following:               1996              1995
----------------------------------------------------------------------------------------------

U.S. government treasury securities                                 $      -          $    256
Investment-grade commercial paper                                      1,770            25,097
Cash balances                                                          6,084            14,451
----------------------------------------------------------------------------------------------

Total cash and short-term investments                               $  7,854          $ 39,804
----------------------------------------------------------------------------------------------



3.  ACCOUNTS RECEIVABLE

Accounts receivable include retained percentages of $31,044 and $13,366 at December 31, 1996 and 1995 respectively. The amount for 1996 is expected to be collected as follows: $23,559 in 1997, $7,145 in 1998 and $340 in 2000 and later years.


GUY F. ATKINSON COMPANY OF CALIFORNIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

----------------------------------------------------------------------------------------------



4.  INVENTORIES AND UNAMORTIZED COSTS ON CONTRACTS
----------------------------------------------------------------------------------------------

The major classifications of inventory are as follows:                  1996              1995
----------------------------------------------------------------------------------------------


Construction materials, parts and supplies                          $  1,728          $  2,812
Unamortized costs on contracts                                        54,873            18,175
----------------------------------------------------------------------------------------------

                                                                    $ 56,601          $ 20,987
----------------------------------------------------------------------------------------------


Unamortized costs on contracts include $8,500 (1995 - $9,414) of costs relating to claims, and $41,767 (1995 - $4,315) of costs relating to unapproved change orders.


5.  INVESTMENTS IN JOINT VENTURES

The Company participates in various construction joint ventures in the United States, Canada and other countries.

----------------------------------------------------------------------------------------------

Net assets of these joint ventures are as follows:      Total  Company interest Other interest
----------------------------------------------------------------------------------------------

1996
ASSETS                                              $ 183,511          $ 68,851     $ 114,660
LIABILITIES                                           113,729            35,363        78,366
----------------------------------------------------------------------------------------------

NET ASSETS                                          $  69,782          $ 33,488     $  36,294
----------------------------------------------------------------------------------------------


1995
Assets                                              $ 110,624          $ 38,937     $  71,687
Liabilities                                            67,850             7,395        60,455
----------------------------------------------------------------------------------------------

Net Assets                                          $  42,774          $ 31,542     $  11,232
----------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------

Investment in joint ventures is made up as follows:      1996              1995
----------------------------------------------------------------------------------------------


Investment in joint ventures                        $  34,076          $ 32,272
Due to joint ventures                                    (588)             (730)
----------------------------------------------------------------------------------------------

Net investment                                      $  33,488          $ 31,542
----------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------

Income statement amounts for joint ventures are:         1996              1995          1994
----------------------------------------------------------------------------------------------


Revenue
Sponsored joint ventures                            $ 146,297          $ 64,769     $ 121,934
Less other venturers' shares                           78,724            30,691        62,292
----------------------------------------------------------------------------------------------

Company share of sponsored joint ventures              67,573            34,078        59,642
Company share of non-sponsored joint ventures          16,424            40,379        41,322
----------------------------------------------------------------------------------------------

Revenue recorded from joint ventures                $  83,997          $ 74,457     $ 100,964
----------------------------------------------------------------------------------------------

GUY F. ATKINSON COMPANY OF CALIFORNIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

----------------------------------------------------------------------------------------------



5.  INVESTMENTS IN JOINT VENTURES, CONTINUED

Cost of revenue
Sponsored joint ventures                            $ 130,851          $ 57,182      $109,885
Less other venturers' shares                           71,221            27,008        49,899
----------------------------------------------------------------------------------------------

Company share of sponsored joint ventures              59,630            30,174        59,986
Company share of non-sponsored joint ventures          22,588            38,257        44,835
----------------------------------------------------------------------------------------------

Cost of revenue recorded from joint ventures        $  82,218          $ 68,431     $ 104,821
----------------------------------------------------------------------------------------------


Gross margin
Sponsored joint ventures                            $  15,446          $  7,587     $  12,049
Less other venturers' shares                            7,503             3,683        12,393
----------------------------------------------------------------------------------------------

Company share of sponsored joint ventures               7,943             3,904          (344)
Company share of non-sponsored joint ventures          (6,164)            2,122        (3,513)
----------------------------------------------------------------------------------------------

Gross margin recorded from joint ventures           $   1,779          $  6,026     $  (3,857)
----------------------------------------------------------------------------------------------


The Company's investment in each joint venture consists of cash contributions, plus its share of earnings, minus its share of losses and cash distributions. The Company adjusts its share of earnings from each joint venture, where necessary, to conform with its accounting policies as outlined in note 1 to these financial statements. As a consequence, investments in joint ventures will be subject to estimates regarding total costs to be incurred and the amount of costs relating to unpriced change orders and claims that are probable of recovery as additional contract compensation. These estimates may be subject to revision in the normal course of business.


6.  CREDIT AGREEMENTS

The Company has short-term credit lines with domestic and foreign banks aggregating $55,000, of which $15,000 expires on April 30, 1997 and $40,000 expires on June 30, 1997. The renewal of these lines is currently under negotiation. The Company's credit agreements provide for commitment and other fees in accordance with standard banking practice, and contain certain restrictive covenants relating to net worth and other criteria. Assets pledged as collateral under the agreements, principally deposit accounts, accounts receivable, equipment and inventories, had a net book value of $139,607 at December 31, 1996.

----------------------------------------------------------------------------------------------

Short-term borrowing detail is as follows:                1996              1995          1994
----------------------------------------------------------------------------------------------

Balance at end of year                              $   32,500         $       -    $       -
Maximum amount outstanding during the year              39,700                 -        41,901
Average amount outstanding during the year              14,264                 -        34,175
Weighted average interest rate at end of year            8.31%                 -             -
Weighted average interest rate during the year           8.32%                 -         6.11%

The Company is contingently liable under standby letters of credit totaling $6,221 at December 31, 1996, issued in the normal course of business. These outstanding letters of credit reduce the amount available for borrowing under the Company's credit agreements.

GUY F. ATKINSON COMPANY OF CALIFORNIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

--------------------------------------------------------------------------------



7.  ACCOUNTS PAYABLE

Checks written which have not yet been presented for payment are included in accounts payable. These amounts were approximately $5,228 and $4,700 at December 31, 1996 and 1995, respectively.

8.  LONG-TERM OBLIGATIONS

----------------------------------------------------------------------------------------------

Long-term obligations consist of the following:                             1996          1995
----------------------------------------------------------------------------------------------


Industrial development bond, 5.95%, due 1998                            $    496      $    779
Equipment financing agreements and capitalized lease obligations,
   7% to 10.1%, due 1995-1998                                                518           778
Subordinated debentures, 6.5%, due 1999                                      570           677
Technology loan, due 1999                                                     45             -
Promissory notes, 10%, due 2003                                              483           527
----------------------------------------------------------------------------------------------

                                                                           2,112         2,761
Less current portion                                                         902           844
----------------------------------------------------------------------------------------------

                                                                        $  1,210      $  1,917
----------------------------------------------------------------------------------------------


Required principal repayments for the years 1997 through 2001 are as follows:
$902, $592, $305, $75, and $80, respectively, with $158 due after 2001.
Financing agreements contain restrictive covenants relating to net worth and other criteria. Properties and equipment with a net book value of $3,099 at December 31, 1996, are pledged as collateral for an industrial development bond and equipment financing agreements.

The technology loan is from the Canadian Ministry of Industry, Science and Technology. This loan carries no interest, and is repayable out of royalties of 50 percent on sales of products generated by the loan program.


9.  OPERATING LEASES

The Company leases office space, facilities, and equipment under various operating leases. At December 31, 1996, future minimum rental payments applicable to noncancellable operating leases were as follows:

1997                                                                    $  4,022
1998                                                                       3,799
1999                                                                       3,884
2000                                                                       1,715
2001                                                                       1,483
After 2001                                                                 2,383
--------------------------------------------------------------------------------

Total                                                                   $ 17,286
--------------------------------------------------------------------------------

GUY F. ATKINSON COMPANY OF CALIFORNIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

--------------------------------------------------------------------------------



9.   OPERATING LEASES, CONTINUED

For the years 1996, 1995, and 1994 rental expense amounted to $3,658, $3,095, and $2,861 respectively.


10.  RESTRICTED STOCK, STOCK OPTIONS AND WARRANTS

The Company has an Executive Stock Plan under which the Board of Directors can grant nonqualified and incentive stock options, restricted stock, and stock appreciation rights for up to 1,300,000 shares to key executives at the current market price on the date of the award. No awards may be granted after April 15, 2005. The right to exercise options granted vests 25 percent on each of the first four annual anniversary dates of the grant and expires after 10 years.

The Company applies APB Opinion 25 and related interpretations in accounting for this plan, accordingly, no compensation cost has been recognized in respect thereof. Had compensation cost for this plan been determined based on the fair value at the grant dates for awards consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

--------------------------------------------------------------------------------

                                                              1996          1995
--------------------------------------------------------------------------------

Net income
    As reported                                          $   5,019    $    3,609
    Pro forma                                                4,208         3,360

Earnings per share
    As reported                                          $    0.54    $     0.39
    Pro forma                                                 0.45          0.37

The above pro forma amounts were arrived at by determining the fair value of each option grant using the Black-Scholes option pricing model with the following assumptions:

--------------------------------------------------------------------------------

                                                              1996          1995
--------------------------------------------------------------------------------

Option price                               Current market price at date of award
Option fair market value                   Current market price at date of award
Expected option term                                      10 YEARS      10 years
Stock price volatility                                      50.20%        48.70%
Expected dividend yield                                      0.00%         0.00%
Risk-free rate of return                                     5.81%         7.06%

The exercise price of all outstanding options and warrants issued prior to March 31, 1995 were repriced as a consequence of the special $2.00 per share dividend paid on that date.

GUY F. ATKINSON COMPANY OF CALIFORNIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

--------------------------------------------------------------------------------



10.  RESTRICTED STOCK, STOCK OPTIONS AND WARRANTS, CONTINUED

--------------------------------------------------------------------------------

                                                                Weighted Average
Summary of stock options:                  Number of shares       Exercise Price
--------------------------------------------------------------------------------


    Outstanding at December 31, 1994                421,300              $  9.96
--------------------------------------------------------------------------------

    Granted in 1995 (1)                             371,104                 7.77
    Forfeited in 1995                                64,003                 7.42
    Exercised in 1995                                33,930                 7.11
--------------------------------------------------------------------------------

    Outstanding at December 31, 1995                694,471                 7.79
--------------------------------------------------------------------------------


    GRANTED IN 1996                                 312,000                10.08
    FORFEITED IN 1996                                11,700                 7.23
    EXERCISED IN 1996                                76,313                 7.57
--------------------------------------------------------------------------------

    OUTSTANDING AT DECEMBER 31, 1996                918,458              $  8.59
--------------------------------------------------------------------------------


    EXERCISABLE AT DECEMBER 31, 1996                325,924              $  8.10
    Exercisable at December 31, 1995                271,753                 8.30

--------------------------------------------------------------------------------

Summary of stock options outstanding and exercisable at December 31, 1996:
--------------------------------------------------------------------------------


                                                                              Weighted Average
                                      Number                  Number                 Remaining
        Exercise Price           Outstanding             Exercisable          Contractual Life
----------------------------------------------------------------------------------------------

               $  6.55               181,290                 121,942                      6.27
                  7.23                87,100                  65,325                      6.29
                  7.81               259,000                  64,750                      8.30
                  8.10                10,323                   5,162                      7.48
                 10.00               304,500                       0                      9.13
                 11.95                68,745                  68,745                      3.30
                 13.38                 7,500                       0                      9.64
----------------------------------------------------------------------------------------------

                                     918,458                 325,924                      7.61
----------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------

Summary of restricted stock:                        Number of Shares
--------------------------------------------------------------------------------


    Outstanding at December 31, 1994                          73,600
    Forfeited in 1995                                         33,600
--------------------------------------------------------------------------------

    Outstanding at December 31, 1995                          40,000
    FORFEITED IN 1996                                         40,000
--------------------------------------------------------------------------------

    OUTSTANDING AT DECEMBER 31, 1996                               0
--------------------------------------------------------------------------------


Total shares available for grant at:
    DECEMBER 31, 1996                                        269,527
    December 31, 1995                                        529,827

GUY F. ATKINSON COMPANY OF CALIFORNIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

--------------------------------------------------------------------------------



10.  RESTRICTED STOCK, STOCK OPTIONS AND WARRANTS, CONTINUED

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


11.  MISCELLANEOUS INCOME (EXPENSE)

Miscellaneous income (expense) includes those items of income and expense which are not derived from operations. This category consists of gains or losses from the disposition of property, plant, and equipment, foreign exchange gains or losses, and gains or losses resulting from other non-operating items.

Miscellaneous income (expense) in 1996, includes gains of $1,761 on property dispositions.

Miscellaneous income (expense) in 1995 includes gains of $2,138 on property dispositions, a loss of $3,041 on the write-down of a property, and gains of $2,079 on the favorable settlement of certain accrued liabilities.


12.  DISCONTINUED OPERATIONS AND RESTRUCTURING

During 1994 the Company disposed of substantially all of its nonconstruction operations, specifically its manufacturing subsidiary, Lake Center Industries, Inc.; its pipe distribution business, Comco Pipe & Supply Company; and its oil and gas interests. The results of operations of these businesses are shown separately in the income statement as "Income from discontinued operations" for each of the years presented.

----------------------------------------------------------------------------------------------

Summarized results of discontinued operations are as
follows:                                                  1996            1995            1994
----------------------------------------------------------------------------------------------


Revenue                                                  $   -           $   -        $170,495
----------------------------------------------------------------------------------------------


Income from discontinued operations before taxes             -               -           6,060
Provision for income taxes                                   -               -           2,822
----------------------------------------------------------------------------------------------

Income from discontinued operations                      $   -           $   -         $ 3,238
----------------------------------------------------------------------------------------------


Gain on disposal of discontinued operations before taxes $   -           $   -         $58,969
Provision for income taxes                                   -               -          22,103
----------------------------------------------------------------------------------------------

Gain on disposal of discontinued operations              $   -           $   -         $36,866
----------------------------------------------------------------------------------------------

GUY F. ATKINSON COMPANY OF CALIFORNIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

--------------------------------------------------------------------------------


12.  DISCONTINUED OPERATIONS AND RESTRUCTURING, CONTINUED

----------------------------------------------------------------------------------------------

                                                          1996            1995            1994
----------------------------------------------------------------------------------------------


Per share of common stock:
Income from discontinued operations                      $   -           $   -         $  0.36
Gain on disposal of discontinued operations                  -               -            4.16
----------------------------------------------------------------------------------------------

Income per share of common stock from discontinued
 operations                                              $   -           $   -         $  4.52
----------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------

Restructuring charges in 1994, amounting to $4,169 are
 made up of the following:                                1996            1995            1994
----------------------------------------------------------------------------------------------


Reductions in staffing levels                            $   -           $   -         $ 2,290
Consolidation of offices and facilities                      -               -             698
Abandonment of non-productive assets                         -               -           1,181
----------------------------------------------------------------------------------------------

Total restructuring charge                               $   -           $   -         $ 4,169
----------------------------------------------------------------------------------------------


13.  INCOME TAXES

----------------------------------------------------------------------------------------------

The consolidated tax provision is made up as follows:    1996            1995            1994
----------------------------------------------------------------------------------------------


Income (loss) from continuing operations before
 provision (benefit) for income taxes and
 cumulative effect of changes in accounting:
 United States                                        $(6,017)         $7,008        $(62,969)
 Foreign                                               12,830          (2,258)          2,188
----------------------------------------------------------------------------------------------

                                                        6,813           4,750         (60,781)
----------------------------------------------------------------------------------------------


Provision (benefit) for income taxes
  Federal
    Current                                               (98)            121         (12,379)
    Deferred                                                -               -           1,350
  State                                                  (745)             92           1,170
  Foreign
    Current                                             3,090             481             606
    Deferred                                             (453)            447             495
----------------------------------------------------------------------------------------------

                                                        1,794           1,141          (8,758)
----------------------------------------------------------------------------------------------

Income (loss) from continuing operations before
  cumulative effect of changes in accounting:         $ 5,019          $3,609         $(52,023)
----------------------------------------------------------------------------------------------


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

GUY F. ATKINSON COMPANY OF CALIFORNIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

--------------------------------------------------------------------------------


13.   INCOME TAXES, CONTINUED

----------------------------------------------------------------------------------------------

Tax differences are summarized as follows:               1996            1995            1994
----------------------------------------------------------------------------------------------


Provision (benefit) at statutory rates                $ 2,317          $1,615         $(20,666)
U.S. losses for which no tax benefit was recorded       1,849               -          13,555
Net operating loss utilization                              -          (1,552)              -
Foreign taxes                                          (1,709)            916            (390)
State income taxes                                       (737)             61             772
Nondeductible expenses                                     74             101              68
Tax reimbursements from discontinued operations             -               -          (2,097)
----------------------------------------------------------------------------------------------

Provision (benefit) for income taxes                  $ 1,794          $1,141         $(8,758)
----------------------------------------------------------------------------------------------


No provision has been made for additional income taxes on undistributed earnings of a foreign subsidiary (which totaled $48,009 at December 31, 1996) because of reinvestment policies.

----------------------------------------------------------------------------------------------

Deferred income tax assets (liabilities) are made up as
follows:                                                 1996             1995           1994
----------------------------------------------------------------------------------------------


Temporary differences:
  Contract recognition method for tax purposes        $(1,894)         $(2,385)       $(3,985)
  Depreciation                                           (167)             235            570
  Estimated losses and reserves                         6,302            6,845          9,602
  Employee benefits                                        (7)            (494)          (676)
  Inventory cost capitalization                             -                -             54
  Other                                                    54               69            175
----------------------------------------------------------------------------------------------

                                                        4,288            4,270          5,740
Operating loss carryforward                            14,722           12,934         13,633
Foreign tax credits                                         -                -          8,266
Alternative minimum tax carryforward                    1,395            1,394          1,044
----------------------------------------------------------------------------------------------

Deferred income tax asset                              20,405           18,598         28,683
Less, valuation allowance                             (20,289)         (18,934)       (28,572)
----------------------------------------------------------------------------------------------

Net deferred income tax asset (liability)             $   116          $  (336)       $   111
----------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------

Deferred income taxes are classified as follows:         1996            1995            1994
----------------------------------------------------------------------------------------------


Deferred income tax asset (liability) - current       $   225          $ (248)        $    23
Deferred income tax asset (liability) - long-term        (109)            (88)             88
----------------------------------------------------------------------------------------------

Net deferred income tax asset (liability)             $   116          $ (336)        $   111
----------------------------------------------------------------------------------------------


The Company's net operating loss carryforwards expire as follows:

--------------------------------------------------------------------------------

Year                                                    Amount
--------------------------------------------------------------------------------


2004                                                  $ 24,647
2006                                                     5,735
2007                                                     3,369
2008                                                     3,660
2011                                                     5,890
--------------------------------------------------------------------------------

Total                                                 $ 43,301
--------------------------------------------------------------------------------

GUY F. ATKINSON COMPANY OF CALIFORNIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

--------------------------------------------------------------------------------



14.  EMPLOYEES' PENSION AND RETIREMENT PLANS

The Company maintains defined benefit pension plans covering substantially all U.S. salaried employees and certain hourly employees. Benefits are generally based on years of service and compensation during the last five years of employment. The Company's funding policy is to contribute annually amounts deductible for income tax purposes, with Plan assets being invested in a diversified portfolio of domestic and international equities and fixed-income securities. The Company records expenses and liabilities for these plans based upon assumptions regarding current and future interest rates, inflation rates, life expectancy and expected returns on plan assets. These estimates may be subject to revision in the normal course of business.

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

The following table sets forth the defined benefit plans' funded status and amounts recognized in the Company's financial statements:

--------------------------------------------------------------------------------

                                                         1996            1995
--------------------------------------------------------------------------------


Actuarial present value of benefit obligations:
  Accumulated benefit obligation:  Nonvested          $ 3,920          $3,737
  Accumulated benefit obligation:  Vested              17,327          17,300
--------------------------------------------------------------------------------

Total accumulated benefit obligation                  $21,247         $21,037
--------------------------------------------------------------------------------


Projected benefit obligation for service rendered
to date                                               $24,178         $21,977
Plans' assets at fair market value, primarily
 listed stocks and bonds, including $525 (1995 -
 $1,000) in restricted shares of common stock of
 Guy F. Atkinson Company of California                 18,375          16,783
--------------------------------------------------------------------------------

Excess of projected benefit obligation over plans'
 assets                                                 5,803           5,194
Unrecognized net loss from past experience different
 from that assumed, and effect of changes in
 assumptions                                           (5,043)         (5,404)
Remaining portion of unrecognized net assets at
 January 1, 1986, being recognized over
 approximately 13 years                                   108             186
Adjustment to recognize minimum liability               2,004           4,278
--------------------------------------------------------------------------------

Accrued pension expense                               $ 2,872          $4,254
--------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------

Net pension expense is made up as follows:               1996            1995            1994
----------------------------------------------------------------------------------------------


Service costs - benefits earned during the year       $ 1,054          $  925         $ 1,224
Interest cost on projected benefit obligation           1,633           1,369           1,255
Actual return on plan assets                           (1,652)         (3,404)            416
Net amortization and deferral                             608           2,493          (1,127)
----------------------------------------------------------------------------------------------

Net pension expense                                   $ 1,643          $1,383         $ 1,768
----------------------------------------------------------------------------------------------

GUY F. ATKINSON COMPANY OF CALIFORNIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

--------------------------------------------------------------------------------



14.  EMPLOYEES' PENSION AND RETIREMENT PLANS, CONTINUED

--------------------------------------------------------------------------------

Assumptions used in computing the plans' funded status:  1996            1995
--------------------------------------------------------------------------------


Discount rate                                            7.5%            7.5%
Expected long-term rate of return on plan assets         9.0%            9.0%
Rate of increase in future compensation levels           4.5%            4.5%
--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------

The following pension assets and liabilities have
been recorded:                                           1996            1995
--------------------------------------------------------------------------------


Addition minimum pension liability                    $ 2,004          $4,278
Intangible pension asset                                1,969           3,934
--------------------------------------------------------------------------------

Charge to stockholders' equity                        $    35          $  344
--------------------------------------------------------------------------------


The Company contributes to defined contribution retirement plans and various defined benefit multiemployer plans on behalf of unionized employees.

----------------------------------------------------------------------------------------------

Costs of these plans were as follows:                    1996           1995             1994
----------------------------------------------------------------------------------------------


Defined benefit multiemployer plans                   $ 2,349          $2,652         $ 4,835
Defined contribution retirement plans                   1,100             719             981
----------------------------------------------------------------------------------------------

Total plan costs                                      $ 3,449          $3,371         $ 5,816
----------------------------------------------------------------------------------------------


Supplementing pension benefits, the Company provides certain healthcare benefits for retired salaried employees reaching retirement age while working with the Company.

--------------------------------------------------------------------------------

The following are the components of postretirement
benefit liability:                                       1996           1995
--------------------------------------------------------------------------------


Accumulated postretirement benefit obligation:
  Retirees                                            $ 5,679          $5,259
  Fully eligible employees                                549             589
  Other active plan participants                          494             494
--------------------------------------------------------------------------------

                                                        6,722           6,342
Unrecognized net gain (loss)                             (482)            140
--------------------------------------------------------------------------------

Accrued postretirement obligation                     $ 6,240          $6,482
--------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------

Postretirement healthcare expense consists of:           1996            1995            1994
----------------------------------------------------------------------------------------------


Service costs - benefits earned during the period     $    34          $   27         $    62
Interest cost on accumulated postretirement benefit
 obligation                                               489             500             462
Net amortization of unrecognized gains (losses)             -              (9)              -
----------------------------------------------------------------------------------------------

Net postretirement benefit cost                       $   523          $  518         $   524
----------------------------------------------------------------------------------------------

GUY F. ATKINSON COMPANY OF CALIFORNIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

--------------------------------------------------------------------------------



14.  EMPLOYEES' PENSION AND RETIREMENT PLANS, CONTINUED

--------------------------------------------------------------------------------

Assumptions used for postretirement benefit costs
and obligations                                           1996           1995
--------------------------------------------------------------------------------


Discount rate                                             7.5%           7.5%
Medical cost trend rate                                     5%     9% in 1995
                                                                  reducing to
                                                                   6% in 2001


15.  POSTEMPLOYMENT BENEFITS

The Company provides certain postemployment benefits, such as self-insured disability benefits to former and inactive employees. The liability for postemployment benefits was $939 at December 31, 1996 and $941 at December 31, 1995. Postemployment benefit expense was $421 in 1996, $333 in 1995, and $228 in 1994.


16.  LITIGATION AND CONTINGENCIES

Litigation

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

Environmental Liabilities

The Company has certain potential environmental remediation obligations with respect to properties which have been sold. In recording the sale of these properties, the Company set aside a portion of the sale proceeds as reserves to cover the potential future costs of such environmental remediation which may become necessary. The portion of the sale proceeds which was set aside was based upon management's best estimate of potential future costs, if any. These estimates may be subject to revision in the normal course of business.

GUY F. ATKINSON COMPANY OF CALIFORNIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

--------------------------------------------------------------------------------


16.   LITIGATION AND CONTINGENCIES, CONTINUED

--------------------------------------------------------------------------------

The following is a summary of environmental liabilities:                  1996            1995
----------------------------------------------------------------------------------------------

Reserves for anticipated environmental remediation obligations         $ 2,269         $ 3,094
Less expenditures to date                                                  390             252
----------------------------------------------------------------------------------------------

                                                                       $ 1,879         $ 2,842
----------------------------------------------------------------------------------------------


Self-Insurance Programs

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


17.  GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMER INFORMATION

----------------------------------------------------------------------------------------------

Summarized geographic area information:                  1996            1995            1994
----------------------------------------------------------------------------------------------


Revenue:
  United States                                     $ 374,479       $ 332,409       $ 388,969
  Canada                                                3,769          37,136          16,700
  Asia                                                 85,425          37,158               -
  Other areas                                           4,794          10 292          17,300
----------------------------------------------------------------------------------------------

Total revenue                                       $ 468,467       $ 416,995       $ 422,969
----------------------------------------------------------------------------------------------


Operating profit (loss):
  United States                                     $   1,010       $   9,312       $ (41,000)
  Canada                                               (4,207)         (4,561)          2,100
  Asia                                                 17,565           3,194               -
  Other areas                                             347           2,099           1,700
----------------------------------------------------------------------------------------------

Total operating profit (loss)                          14,715          10,044         (37,200)
----------------------------------------------------------------------------------------------


General corporate (expense)                            (6,218)         (4,390)        (18,679)
Interest (expense)                                     (1,684)           (904)         (4,902)
----------------------------------------------------------------------------------------------

Income (loss) from continuing operations before
 taxes and cumulative effect of changes in
 accounting                                         $   6,813       $    4,750      $ (60,781)
----------------------------------------------------------------------------------------------

GUY F. ATKINSON COMPANY OF CALIFORNIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

--------------------------------------------------------------------------------


17.   GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMER INFORMATION, CONTINUED

Identifiable assets:
  United States                                     $ 150,853       $ 144,062       $  98,600
  Canada                                               30,785          28,656          15,400
  Asia                                                 65,181          20,222               -
  Other areas                                           7,800           6,893          10,700
  Corporate assets                                     11,579          45,011          75,014
----------------------------------------------------------------------------------------------

Total assets                                        $ 266,198       $ 234,844       $ 199,714
----------------------------------------------------------------------------------------------


Operating profit (loss) is total revenue less operating expenses, excluding corporate general and administrative expense, corporate miscellaneous expense, interest expense, and income taxes. Identifiable assets by geographic area are those that are used in the Company's operations in each area. Corporate assets are principally cash, accrued and deferred income taxes, and corporate properties and equipment.

The Company derived 6.1 percent in 1996, 2.4 percent in 1995, and 5.0 percent in 1994, of its revenue from contracts with the U.S. government.

During 1996, the Company derived 18 percent of its revenue from a contract with PT. Kiani Kertas, an Indonesian corporation.


18.  QUARTERLY FINANCIAL DATA - UNAUDITED

--------------------------------------------------------------------------------------------------------

1996                                                  1ST QUARTER  2ND QUARTER  3RD QUARTER  4TH QUARTER
--------------------------------------------------------------------------------------------------------


REVENUE                                                   $99,185     $128,714     $126,011     $114,557
--------------------------------------------------------------------------------------------------------


GROSS MARGIN                                                8,625       12,927       10,944       11,754

--------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                         $  (483)     $ 1,584      $ 1,001      $ 2,917
--------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE OF COMMON STOCK               $ (0.05)     $  0.17      $  0.11      $  0.31
--------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------

1995                                                  1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
--------------------------------------------------------------------------------------------------------


Revenue                                                   $89,738      $86,434      $91,364     $149,459
---------------------------------------------------------------------------------------------------------


Gross margin                                                6,938        7,264       10,818       14,152

--------------------------------------------------------------------------------------------------------

Net income (loss)                                         $  (987)     $   721      $ 1,215      $ 2,660
--------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------

Net income (loss) per share of common stock               $ (0.11)     $  0.08      $  0.13      $  0.29
--------------------------------------------------------------------------------------------------------

18.   QUARTERLY FINANCIAL DATA - UNAUDITED, CONTINUED

--------------------------------------------------------------------------------------------------------

1994                                                  1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
--------------------------------------------------------------------------------------------------------


Revenue                                                  $127,171     $123,429     $109,942      $62,427
--------------------------------------------------------------------------------------------------------

Gross margin                                                5,849        7,036        1,908      (28,873)
(Loss) from continuing operations before cumulative
 effect of changes in accounting                           (2,129)      (2,664)      (7,700)     (39,530)
Income (loss) from discontinued operations                  1,371        1,670          396         (199)
Gain on disposal of discontinued operations                     -            -        2,611       34,255
--------------------------------------------------------------------------------------------------------

(Loss) before cumulative effect of changes in accounting     (758)        (994)      (4,693)      (5,474)
Cumulative effect of changes in accounting                   (739)           -            -            -
--------------------------------------------------------------------------------------------------------

Net (loss)                                                $(1,497)     $  (994)     $(4,693)     $(5,474)
--------------------------------------------------------------------------------------------------------

(Loss) per share of common stock from continuing
 operations before cumulative effect of changes
 in accounting                                            $ (0.24)     $ (0.30)     $ (0.87)     $ (4.45)
Income per share of common stock from discontinued
 operations                                                  0.15         0.19         0.34         3.84
--------------------------------------------------------------------------------------------------------

(Loss) per share of common stock before cumulative
 effect of changes in accounting                            (0.09)       (0.11)       (0.53)       (0.61)
Cumulative effect per share of common stock of changes in
 accounting                                                 (0.08)           -            -            -
--------------------------------------------------------------------------------------------------------

Net (loss) per share of common stock                      $ (0.17)     $ (0.11)     $ (0.53)     $ (0.61)
--------------------------------------------------------------------------------------------------------



ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors and certain executive officers of the Company is incorporated by reference from the information under the caption "Information with Respect to Nominees" in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 17, 1997 ("Annual Meeting"). Information regarding other executive officers of the Registrant is contained in Item 1 of this 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the information under the caption "Compensation of Directors and Executive Officers" in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 17, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the information to be included under the captions "Certain Beneficial Ownership of Securities" and "Stock Ownership of Executive Officers and Directors" in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 17, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the information under the caption "Certain Transactions" in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 17, 1997.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                     Page Number

(a)     Documents Filed as Part of this Report

        1.     Consolidated Financial Statements
               Report of Independent Accountants..............................16
               Consolidated balance sheets at December
               31, 1996 and December 31, 1995..............................17-18
               Consolidated statements of stockholders'
               equity for each of the three years in the
               period ended December 31, 1996.................................19
               Consolidated statements of operations for each
               of the three years in the period ended
               December 31, 1996...........................................20-21
               Consolidated statements of cash flows for
               each of the three years in the period ended
               December 31, 1996..............................................22
               Notes to financial statements...............................23-39

        2.     Financial Statement Schedules

               All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

        3.     Exhibits
Exhibit
Number         Description

    2 Agreement of Merger and Plan of Reorganization dated as of April 22, 1994 between the Company and Guy F. Atkinson Company of California, a California corporation, for the purpose of merging to reincorporate the California company in the state of Delaware, filed as an exhibit to the Form 10-K for the period ended December 31, 1994 (File No. 0-3062) and incorporated herein by reference.

    3.1 Certificate of Incorporation of the Company, filed as an exhibit to the Form 10-Q of the Company for the period ended March 31, 1994 (File No. 0-3062) and incorporated herein by reference.

    3.2 Bylaws of the Company, filed as an exhibit to the Form 10-Q of the Company for the period ended March 31, 1994 (File No. 0-3062) and incorporated herein by reference.

    4 Stockholder Rights Agreement dated as of May 9, 1994, between the Company and The Bank of New York, as Rights Agent ("Shareholder Rights Agreement"), filed as an exhibit to the Form 8-A of the Company filed on May 10, 1994 (File No. 0-3062) and incorporated herein by reference.

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

    10.4 Guy F. Atkinson Company of California Common Stock Purchase Warrant dated May 28, 1993 between the Company and Morgan Guaranty Trust Company filed as Exhibit 10.4 to the Company's 1993 Form 10-K (File No. 0-3062) and incorporated herein by reference.

    10.5 Employment Agreement dated as of April 21, 1994, between the Company and Jack J. Agresti, filed as Exhibit 10.5 to the Company's 1994 Form 10-K (File No. 0-3062) and incorporated herein by reference.

    21         Subsidiaries of the Company

    23         Consent of Independent Public Accountants

    24         Powers of Attorney of certain Directors

    27         Financial Data Schedule


(b)     Reports on Form 8-K

        There were no reports on Form 8-K filed by the Company during the last quarter of 1996.

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


Date:  March 21, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  J. J. Agresti*     President and Chief Executive Officer     March 21, 1997
J. J. Agresti


/s/  H. D. Montgomery   Senior Vice President, Chief Financial    March 21, 1997
H. D. Montgomery        Officer and Treasurer
                        (Principal Financial Officer)


/s/  J. Harrison        Controller                                March 21, 1997
J. Harrison             (Principal Accounting Officer)


/s/  D. E. Atkinson*    Director                                  March 21, 1997
D. E. Atkinson


/s/  R. N. Atkinson*    Director                                  March 21, 1997
R. N. Atkinson


/s/  W. E. Burch*       Director                                  March 21, 1997
W. E. Burch


/s/  J. P. Frazier*     Director                                  March 21, 1997
J. P. Frazier


/s/  D. R. Kayser*      Director                                  March 21, 1997
D. R. Kayser

/s/  R. J. Turner*      Director                                  March 21, 1997
R. J. Turner


/s/  J. F. Whitsett*    Director                                  March 21, 1997
J. F. Whitsett





*By: /s/  Therese Ambrusko
     Therese Ambrusko,
     Attorney-In-Fact

                                INDEX TO EXHIBITS



Exhibit Number               Description

     21                      Subsidiaries of the Company

     23                      Consent of Independent Public Accountants

     24                      Powers of Attorney of certain Directors

     27                      Financial Data Schedule

                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT


                                                                   Organized
Corporate Subsidiaries                                             Under Laws of

Atkinson Building Company                                          California
Guy F. Atkinson Company                                            Nevada
Guy F. Atkinson Company - Overseas                                 Delaware
Guy F. Atkinson Construction Ltd.                                  California
Guy F. Atkinson Holdings Ltd.                                      Canada
Atkinson-International Venezuela, Inc.                             California
Atkinson Land Company                                              California
Atkinson Middle East, Inc.                                         Nevada
Atkinson Overseas, Inc.                                            California
Atkinson South America, Inc.                                       California
Andrew H. Charles Corporation                                      Delaware
Colma Casualty Company                                             Vermont
Commonwealth Asia Constructors Ltd.                                Canada
Commonwealth Asia Pacific Constructors Pte. Ltd.                   Singapore
Commonwealth Construction Company (1985) Limited                   Canada
Commonwealth Pacific Consultants Ltd.                              Canada
International Water Solutions Corporation                          Cook Islands
International Water Technology, Inc.                               Cook Islands
J. E. Record, Inc.                                                 Delaware
Microsep International (Australia) Pty Ltd.                        Australia
Microsep International (Canada) Corporation                        Canada
Microsep International Corporation                                 Delaware
Microsep International (Thailand) Limited                          Thailand
Offshore Hydro Services, Inc.                                      California
Walsh-Puerto Rico, Inc.                                            California
WBL Solar Corporation                                              California
Wismer & Becker Contracting Engineers,                             California
     d/b/a Atkinson Mechanical Contractors Co.

                                   EXHIBIT 23

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



We consent to the incorporation by reference in the registration statement of Guy F. Atkinson Company of California on Post-Effective Amendment No. 2 to Form S-8 (File No. 33-6296) and Form S-8 (File No. 33-34891) of our report dated March 17, 1997, on our audits of the consolidated financial statements of Guy F. Atkinson Company of California as of December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995 and 1994, which report is included in this Annual Report on Form 10-K.




     Coopers & Lybrand L.L.P.





San Francisco, California
March 21, 1997