Form 10-Q
period 1997-03-31
ATKINSON GUY F CO OF CALIFORNIA
filed 1997-05-13
CIK 8137

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Common stock as of May 13, 1997
  Issued and outstanding - 8,987,467 shares

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

3-4      Consolidated Balance Sheets

5        Consolidated Statements of Operations

6        Consolidated Statements of Cash Flows

7        Notes to Consolidated Financial Statements


Guy F. Atkinson Company of California
Consolidated Balance Sheets
(in thousands of dollars except share and per share amounts)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                 March 31,              December 31,
                                                                                                  1997                  1996
                                                                                               (unaudited)
------------------------------------------------------------------------------------------------------------------------------------



ASSETS
Current Assets:
Cash and cash equivalents                                                                      $     7,473              $      7,854
Accounts receivable                                                                                125,227                   118,964
Costs and estimated earnings in excess of billings                                                   8,273                    12,511
Inventories and unamortized costs on contracts                                                      62,820                    56,601
Investments in joint ventures                                                                       36,542                    34,076
Deferred income taxes                                                                                  223                       225
Other current assets                                                                                 3,622                     3,986
------------------------------------------------------------------------------------------------------------------------------------


Total current assets                                                                               244,180                   234,217
------------------------------------------------------------------------------------------------------------------------------------



Property, plant and equipment At cost:
     Land                                                                                            2,399                     2,528
     Buildings                                                                                       8,127                    10,232
     Construction equipment                                                                         32,514                    32,928
     Other equipment                                                                                 8,624                     8,314
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                    51,664                    54,002
Less accumulated depreciation                                                                       24,198                    25,341
------------------------------------------------------------------------------------------------------------------------------------


Total property, plant and equipment, net                                                            27,466                    28,661
------------------------------------------------------------------------------------------------------------------------------------



Other assets                                                                                         2,331                     2,345
------------------------------------------------------------------------------------------------------------------------------------


Total assets                                                                                   $   273,977                  $265,223

------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes

                                                                                                                              Page 3


Guy F. Atkinson Company of California
Consolidated Balance Sheets
(in thousands of dollars except share and per share amounts)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                 March 31,              December 31,
                                                                                                  1997                  1996
                                                                                               (unaudited)
------------------------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable, including current portion of long-term debt                                    $     39,002              $    33,402
Accounts payable                                                                                    83,096                   81,981
Billings in excess of costs and estimated earnings                                                  19,167                   21,422
Accrued federal & foreign income taxes                                                               9,593                    8,096
Other accrued expenses                                                                              26,653                   21,953
Due to joint ventures                                                                                  393                      588
-----------------------------------------------------------------------------------------------------------------------------------


Total current liabilities                                                                          177,904                  167,442
-----------------------------------------------------------------------------------------------------------------------------------


Non-current liabilities
Long-term debt, less current portion                                                                 1,024                    1,210
Deferred income taxes                                                                                  108                      109
Postretirement health care and postemployment benefit obligations                                    7,178                    7,178
-----------------------------------------------------------------------------------------------------------------------------------


Total liabilities                                                                                  186,214                  175,939
-----------------------------------------------------------------------------------------------------------------------------------


Stockholders' Equity
Preferred stock, par value $0.01; 2,000,000 shares authorized;
     none issued or outstanding
Common stock, par value $0.01; 20,000,000 shares authorized;
     8,987,467 outstanding at March 31,1997 and
     at December 31, 1996                                                                            1,896                    1,896
Paid-in capital                                                                                     13,262                   13,262
Accumulated translation adjustment                                                                  (4,655)                  (4,526)
Additional pension liability                                                                           (35)                     (35)
Retained earnings                                                                                   77,295                   78,687
-----------------------------------------------------------------------------------------------------------------------------------


Total stockholders' equity                                                                          87,763                   89,284
-----------------------------------------------------------------------------------------------------------------------------------


Total liabilities and stockholders' equity                                                        $273,977                 $265,223

-----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes


Guy F. Atkinson Company of California
Consolidated Statements of Operations (unaudited)
(in thousands of dollars except share and per share amounts)

-------------------------------------------------------------------------------------------------------------------

Quarters ended March 31,                                                                       1997                            1996
-------------------------------------------------------------------------------------------------------------------



Revenue                                                                                 $   120,058                      $   99,185
Cost of revenue                                                                             108,517                          90,560
-----------------------------------------------------------------------------------------------------------------------------------


Gross margin                                                                                 11,541                           8,625
General and administrative expenses                                                          11,174                           9,878
-----------------------------------------------------------------------------------------------------------------------------------


Income (loss) from operations                                                                   367                          (1,253)
Other income (expense)
     Interest income                                                                            137                             854
     Interest expense                                                                          (879)                           (157)
     Miscellaneous                                                                             (213)                            622
-----------------------------------------------------------------------------------------------------------------------------------


Total other income (expense)                                                                   (955)                          1,319
-----------------------------------------------------------------------------------------------------------------------------------


Income (loss) before income taxes                                                              (588)                             66
Provision for income taxes                                                                      804                             549
-----------------------------------------------------------------------------------------------------------------------------------



Net (loss)                                                                              $    (1,392)                     $     (483)
-----------------------------------------------------------------------------------------------------------------------------------



Net (loss) per share of common stock                                                    $     (0.15)                     $    (0.05)
-----------------------------------------------------------------------------------------------------------------------------------


Average number of shares of common stock
  equivalents utilized in net (loss) per share calculation                                8,987,000                       8,958,000

-----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes


Guy F.  Atkinson  Company of  California  Consolidated  Statements of Cash Flows
(unaudited) (in thousands of dollars except share and per share amounts)

-------------------------------------------------------------------------------------------------------------------

Quarters Ended March 31,                                                                                      1997             1996
-----------------------------------------------------------------------------------------------------------------------------------


Operating activities
Net (loss)                                                                                              $   (1,392)      $     (483)
Adjustments to reconcile net (loss) to net cash provided by (used in)
  operating activities:
     Depreciation and amortization                                                                             873            2,461
     (Gain) on dispositions of property, plant and equipment                                                  (981)          (1,850)
Changes in operating assets and liabilities:
     Accounts receivable                                                                                    (6,483)         (25,782)
     Inventories and unamortized costs on contracts                                                         (6,469)            (443)
     Investments in joint ventures                                                                          (2,689)            (383)
     Other current assets                                                                                      362             (602)
     Accounts payable and accrued expenses                                                                   6,020          (23,436)
     Accrued income taxes                                                                                    1,528             (887)
     Billings in excess of costs and estimated earnings, net                                                 2,002           13,446
     Other, net                                                                                               (317)             206
-----------------------------------------------------------------------------------------------------------------------------------

Net cash (used in) operating activities                                                                     (7,546)         (37,753)
-----------------------------------------------------------------------------------------------------------------------------------


Cash flows from investing activities:
     Property, plant and equipment expenditures                                                               (365)          (2,687)
     Proceeds from dispositions of property, plant and equipment                                             1,634            2,909
     Increase (decrease) in other assets, net                                                                   14              (24)
-----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by investing activities                                                                    1,283              198
-----------------------------------------------------------------------------------------------------------------------------------


Cash flows from financing activities:
     Short-term borrowings                                                                                   5,600            5,000
     Long-term debt repayments                                                                                (186)            (127)
     Common stock issuance related to stock option awards                                                        -              374
-----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                                    5,414            5,247
-----------------------------------------------------------------------------------------------------------------------------------


Effect of exchange rate changes on cash                                                                        468             (114)
-----------------------------------------------------------------------------------------------------------------------------------


Net (decrease) in cash and cash equivalents                                                             $     (381)      $  (32,422)

-----------------------------------------------------------------------------------------------------------------------------------

Supplementary information:
Cash paid during the year for:
     Interest                                                                                           $      881       $      160
     Federal, foreign and state income taxes                                                                  (948)             168
-----------------------------------------------------------------------------------------------------------------------------------


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

2.  Newly Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" and No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS), replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 129 consolidates the existing disclosure requirements regarding an entity's capital structure. SFAS No. 128 and No. 129 are effective for financial statements issued for periods ending after December 15, 1997 and accordingly, management has not determined the impact on the Company's financial statements for the quarter ended March 31, 1997.

3.  Inventories and Unamortized Costs on Contracts

-------------------------------------------------------------------------------------------------------------------

The major classifications of inventory are as follows:                  March 31, 1997            December 31, 1996
                                                                          (unaudited)
-------------------------------------------------------------------------------------------------------------------


Construction materials, parts and supplies                                $    1,725                     $    1,728
Unamortized costs on contracts                                                61,095                         54,873
-------------------------------------------------------------------------------------------------------------------

                                                                          $   62,820                     $   56,601
-------------------------------------------------------------------------------------------------------------------



4.  Stock Options and Warrants

At March 31, 1997, the company had options outstanding with respect to 1,161,044 shares of common stock at exercise prices ranging from $6.55 to $11.95 per share. The right to exercise these options vests progressively over a four year period commencing with the date of issue and expiring ten years from the date of issue. In addition, there were stock warrants outstanding for 387,500 shares of common stock with an exercise price of $7.00 expiring in 1998.

5.  Earnings Per Share

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



6.  Litigation and Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations
Quarter ended March 31, 1997 vs. Quarter ended March 31, 1996 (in thousands of dollars except share and per share amounts)

Revenue:

The company's revenue of $120,058 in the first quarter of 1997 increased by 21 percent over the corresponding $99,185 in the first quarter of 1996. The increase in revenue was attributable to the impact of new contract awards in the latter part of 1995 and in 1996, some of which are of three years or more in duration, that are making a significant contribution to revenue in 1997.

The backlog of uncompleted contracts amounted to $661,165 at March 31, 1997, representing an increase of 7 percent over the March 31, 1996 backlog of $615,293. New contract awards for the first quarter of 1997 were $171,883, an increase of 136 percent over the $72,808 of new contract awards in the first quarter of 1996.

Gross margin:

The Company's gross margin of $11,541 in the first quarter of 1997 increased by 34 percent over the 1996 first quarter gross margin of $8,625. This increase was primarily due to higher revenues in the first quarter of 1997 compared with the 1996 period, combined with a more profitable mix of construction projects.

General and administrative expense:

General and administrative expenses of $11,174 in 1997 were 13 percent higher than the corresponding figure of $9,878 in 1996 due to the company's increased business development and construction bidding activities in both domestic and foreign construction markets.

Interest income:

Interest income decreased to $137 in 1997 from $854 in 1996 due to the reduced level of invested cash balances in 1997.

Interest expense:

Interest expense increased to $879 in the first quarter of 1997 from $157 in the corresponding 1996 period. This increase was due to the higher level of borrowings during the 1997 period compared with 1996.

Miscellaneous:

Net miscellaneous expense amounted to $213 in 1997, compared with net miscellaneous income of $622 in 1996. Miscellaneous income and expense consists of gains and losses from property dispositions, foreign exchange and other non-operating items. The $622 of income in 1996 was primarily attributable to the sale of surplus property, while the expense of $213 in 1997 was a combination of foreign exchange and other non-operating expenses.

Income taxes and net income:

The company's loss before taxes amounted to $588 in the first quarter of 1997, compared with income before taxes of $66 in the first quarter of 1996. Income tax expense was $804 in 1997 compared with $549 in 1996. Income tax expense in both years was primarily attributable to foreign income taxes on foreign source income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Net loss for the first quarter of 1997 amounted to $1,392, compared with $483 in the corresponding period of 1996.


Liquidity and Capital Resources

Operating activities utilized cash of $7,546 in the three month period of 1997, compared with $37,753 during the corresponding period of 1996.

Cash utilization by operating activities in 1997 was attributable to increased balances of accounts receivable and inventories and unamortized costs on contracts, partially offset by increased balances of accounts payable and accrued liabilities. This increased level of investment in working capital is a function of the increased revenue from construction activity in 1997 compared with 1996.

The company carries an accounts receivable of approximately $40,000 relating to a contract to construct the first phase of a continuing care retirement facility in Southern California. This facility was completed in June of 1996, and day-to-day operation of the facility is being performed under the supervision of a court-appointed trustee-in-bankruptcy. As one of the secured creditors, the company is taking an active role in developing a plan of reorganization for the facility. While there can be no assurance as to the outcome of this matter, based on discussions with potential buyers of the facility, the company believes it will be successful in recovering the full amount of its receivable. The timing of repayment to the company will depend on the terms of the reorganization plan adopted by the bankruptcy court.

In addition, the company has unamortized costs of approximately $20,000 relating to a contract to construct a pulp mill in Indonesia. This amount represents additional costs resulting from schedule delays, contract acceleration and other contract changes beyond the company's control, for which it is seeking reimbursement. While there can be no assurance as to the collectibility of these costs, the company expects to be fully reimbursed. The timing of collection will depend upon the progress of negotiations with the owner of the facility and other responsible parties.

Investing activities generated cash of $1,283 in 1997, compared with $198 in 1996. The company selectively disposed of those surplus properties and equipment that were no longer required.

The company's net cash deficiency from operations, after allowing for investing activities, amounted to $6,263 in 1997 and $37,555 in 1996. This deficiency was financed in 1997 primarily by short-term borrowings amounting to $5,600, and, in 1996 by short-term borrowings of $5,000 and a reduction in cash balances of $32,422.

The company has a syndicated line of credit of $55,000 of which $15,000 expires May 16, 1997 and $40,000 on June 30, 1997. The availability of this facility is reduced by any outstanding letters of credit. At March 31, 1997, the company had $38,100 in outstanding borrowings and $2,465 in outstanding letters of credit. The renewal of the syndicated facility is currently in progress, and it is anticipated that a $55,000 facility, expiring June 30, 1998, will be made available to the company under terms and conditions to be determined by negotiation.

The Company believes that its cash balances, together with lines of credit and funds generated from operations and other sources will be adequate to cover foreseeable future requirements.

PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the company (the "Annual Meeting") was held on May 2, 1997. In addition to the election of directors, shareholders were asked to vote on a proposal to approve the Amendment and Restatement of the 1990 Executive Stock Plan.

         The first table below sets forth the total number of votes for and withheld as to each of the eight candidates for director, all of whom were elected at the Annual Meeting.

         The second table below sets forth the total number of votes for and against and the abstentions and broker non-votes as to the approval of the Amendment and Restatement of the 1990 Executive Stock Plan. An affirmative vote of a majority of the shares represented and entitled to vote was required for passage. Abstentions, or shares represented by proxies marked "abstain," had the same effect as a vote against the proposal. The failure of a broker or other nominee to vote shares for a beneficial owner had no effect on the proposal. The proposal received an affirmative vote of approximately 65 percent of the shares represented and entitled to vote.

Table 1
                                                                                                    Broker
    Nominee                    For          Withheld          Against           Abstain          Non-Votes

Jack J. Agresti            7,529,789        448,565             N/A               N/A                 N/A
Duane E. Atkinson          7,554,460        423,894             N/A               N/A                 N/A
Ray N. Atkinson            7,572,322        406,032             N/A               N/A                 N/A
William E. Burch           7,562,985        415,369             N/A               N/A                 N/A
J. Phillip Frazier         7,554,322        424,032             N/A               N/A                 N/A
Donald R. Kayser           7,561,471        416,883             N/A               N/A                 N/A
Ross J. Turner             7,554,122        424,232             N/A               N/A                 N/A
John F. Whitsett           7,572,622        405,732             N/A               N/A                 N/A

Table 2                                                                                            Broker
                                                For            Against          Abstain          Non-Votes

Approval of the Amendment
and Restatement of the 1990
Executive Stock Plan                        5,186,493         1,711,154         631,544            449,163


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit No.                   Description

            10.1        1990 Executive Stock Plan as Amended and Restated

            10.2 Amendment to the Employment Agreement of Chief Executive Officer and President, Jack J. Agresti

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


Date: May 13, 1997

                                  Exhibit 10.1

                      GUY F. ATKINSON COMPANY OF CALIFORNIA
                            1990 EXECUTIVE STOCK PLAN
                             AS AMENDED AND RESTATED


1.       Establishment and Purpose.

         (a) Guy F. Atkinson Company of California (the "Company") previously adopted the Guy F. Atkinson Company of California 1990 Executive Stock Plan (the "Plan"). The Company hereby amends and restates the Plan to read as set forth herein, effective as of March 17, 1997 (the "Effective Date"), but contingent upon approval by the shareholders of the Company within 12 months after the Effective Date. The Plan provides a means whereby:

                  (1) key employees of the Company and its Subsidiaries may be given an opportunity to purchase shares of the common stock of the Company (the "Stock") pursuant to options which may qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") (referred to as "incentive stock options");

                  (2) Non-Employee Directors of the Company and key employees of the Company and its Subsidiaries may be given an opportunity to purchase shares of Stock pursuant to options which do not qualify as incentive stock options (referred to as "nonqualified stock options");

                  (3)      Non-Employee   Directors   of  the  Company  and  key
                           employees of the Company and its Subsidiaries may acquire Stock for such consideration (if any) and subject to such restrictions (if any) as the Committee determines appropriate; and

                  (4) Non-Employee Directors of the Company and key employees of the Company and its Subsidiaries may be granted rights or units the value of which s based on the value of the Stock.

         (b) The purpose of the Plan is to promote the long-term success of the Company by encouraging key employees and Non-Employee Directors to focus on long-range objectives, by attracting and retaining key employees and Non-Employee Directors, and by aligning the financial interests of key employees and Non-Employee Directors with the interests of shareholders.

2.       Definitions.

         (a) "Awards" refers collectively to Stock grants, Stock sales, options to purchase Stock, stock appreciation rights, and units issued pursuant to this Plan.

         (b) "Non-Employee Director" refers to a member of the Board who is not a common-law employee of the Company or a Subsidiary.

         (c)      "Participant" refers to a recipient of an Award.

         (d) "Subsidiaries" refers to subsidiary corporations, as defined in Section 424(f) of the Code (but substituting "the Company" for "employer corporation"), including entities which become Subsidiaries after adoption of the Plan.

3.       Administration of the Plan.

         (a) The Plan shall be administered by the Executive Compensation Committee (the "Committee") of the Board of Directors of the Company (the "Board").

         (b) The Committee shall consist of not less than two members, who shall be members of the Board. The composition of the Committee shall satisfy:

                  (1) such requirements as the Securities and Exchange Commission may establish for administrators acting under plans intended to qualify for exemption under Rule 16b-3 (or its successor) under the Securities Exchange Act of 1934; and

                  (2) such requirements as the Internal Revenue Service may establish for outside directors acting under plans intended to qualify for exemption under section 162(m)(4)(C) of the Code.

         (c) The Committee shall meet at such times and places and upon such notice as the chairperson determines. A majority of the Committee, but not less than two persons, shall constitute a quorum. Any acts of the Committee may be taken at any meeting at which a quorum is present and shall be by majority vote of those members entitled to vote. Additionally, any acts reduced to writing or approved in writing by all the members of the Committee shall be valid acts of the Committee.

         (d) The Committee shall determine which key employees and Non-Employee Directors of the Company or its Subsidiaries shall be granted Awards under the Plan, the timing of such Awards, the terms thereof, and the number of shares of Stock subject to each Award.

         (e) The Committee shall have the sole authority, in its absolute discretion, to adopt, amend and rescind such rules and regulations as, in its opinion, may be advisable in the administration of the Plan, to construe and interpret the Plan, the rules and regulations and the instruments evidencing Awards granted under the Plan, and to make all other determinations deemed necessary or advisable for the administration of the Plan. All decisions, determinations, and interpretations of the Committee shall be binding on all Participants.

         (f) The Plan is intended to meet the requirements of Rule 16b-3 promulgated by the Securities and Exchange Commission under
                  Section 16(b) of the Securities Exchange Act of 1934 and the requirements of Section 162(m)(4)(C) of the Code and shall be administered and construed accordingly.

4.       Stock Subject to the Plan; Limitations on Award.

         (a) Awards may be granted under the Plan to eligible persons for an aggregate of not more than two million (2,000,000) shares of Stock. If an option is surrendered for cash or other consideration, or for any other reason ceases to be exercis-able in whole or in part, the shares which were subject to such option but as to which the option had not been exercised shall continue to be available under the Plan. If Stock is granted or sold subject to restrictions and is subsequently forfeited, the forfeited shares shall again be available for Awards under this Plan. If stock appreciation rights are granted and subsequently lapse or are forfeited, the shares to which the rights relate shall again be available for Awards under the Plan.

         (b) If there is any change in the Stock subject to the Plan or the Stock subject to any Award granted under the Plan, through merger, consolidation, reorganization, spin-off, recapitaliza-tion, reincorporation, stock split, stock dividend (in excess of two percent), extraordinary cash dividend or other change in the corporate structure of the Company, appropriate adjust-ments may be made by the Committee in order to preserve but not to increase the benefits to the Participants, including adjustments in the aggregate number of shares subject to the Plan, the number of shares and the price per share subject to outstanding Awards, and the limitations in subparagraph (c) below.

         (c) The Company shall not grant, issue or sell to any employee in any calendar year:

                  (1) options pursuant to paragraph 7 to purchase more than two hundred thousand (200,000) shares of Stock; or

                  (2) stock appreciation rights with respect to more than two hundred thousand (200,000) shares of Stock, pursuant to paragraph 8.

5.       Eligibility.

         Persons who shall be eligible to have Awards granted to them shall be such key employees of the Company or its Subsidiaries as the Committee, in its discretion, shall designate from time to time and the Non-Employee Directors of the Company.

6.       Non-Employee Directors.

         Any other provision of the Plan notwithstanding, the participation of Non-Employee Directors in the Plan shall be subject to the following restrictions:

         (a) All nonqualified options granted to a Non-Employee Director under this paragraph 6 shall vest and become exercisable with respect to 33.33% of the options granted on each of the first three annual anniversary dates of grant, unless otherwise specified at the time of grant.

         (b) The exercise price under all nonqualified options granted to a Non-Employee Director under this paragraph 6 shall be equal to one hundred percent (100%) of the fair market value of Stock on the date of grant, payable in any form permitted under paragraph 14.

         (c) All nonqualified options granted to a Non-Employee Director under this paragraph 6 shall terminate on the seventh (7th) anniversary of the date of the grant, regardless of whether or not the individual remains a member of the Board of Directors during the full period.

7.       Terms and Conditions of Options.

         (a) The exercise price of the Stock covered by each incentive stock option shall not be less than the per share fair market value of such Stock on the date the option is granted. Not-withstanding the foregoing, in the case of an incentive stock option granted to a person possessing more than ten percent (10%) of the combined voting power of the Company or any Subsidiary, the exercise price shall not be less than one hundred ten percent (110%) of the fair market value of the Stock on the date the option is granted. Nonqualified stock options may be granted with an exercise price less than fair market value. The exercise price of an outstanding stock option shall be subject to adjustment to the extent provided in paragraph 4.

         (b) Each option granted pursuant to the Plan shall be evidenced by a written stock option agreement executed by the Company and the person to whom such option is granted.

         (c) The Committee shall determine the term of each option granted under the Plan, but the term of each option shall be for no more than ten (10) years; provided, however, that in the case of an incentive stock option granted to a person possessing more than ten percent (10%) of the combined voting power of the Company or any Subsidiary, the term shall be for no more than five (5) years.

         (d) The stock option agreement may contain such other terms, provisions and conditions as may be determined by the Committee (not inconsistent with this Plan), including, without limitation, stock appreciation rights with respect to options granted under this Plan. If an option, or any part thereof, is intended to qualify as an incentive stock option, the stock option agreement shall contain those terms and conditions which are necessary to so qualify it.

8.       Stock Appreciation Rights.

         The Committee may, under such terms and conditions as it deems appropriate, authorize the surrender by an optionee of all or part of an unexercised option and authorize a payment in consideration therefor in an amount equal to the difference obtained by subtracting the option price of the shares then subject to exercise under such option from the fair market value of the Stock represented by such shares on the date of surrender, provided that the Committee determines that such settlement is consistent with the purpose of the Plan. Such payment may be made in shares of Stock valued at their fair market value on the date of surrender of such option or in cash, or partly in shares and partly in cash. Acceptance of surrender and the manner of payment shall be in the discretion of the Committee. Any payments of cash under this paragraph shall be from the general assets of the Company.

9.       Stock Awards.

         The Committee may, in its discretion, issue Stock to eligible persons as compensation for services rendered to the Company or its
         Subsidiaries, on whatever basis and subject to such performance requirements, terms and conditions as the Committee determines. The terms and conditions of such an Award shall be evidenced by a written agreement executed by the Company and the Participant.

10.      Unit Awards.

         The Committee may, in its discretion, issue units to eligible persons as compensation for services rendered to the Company or its Subsidiaries, the value of such units to be based on the value of the Stock. Unit Awards shall be subject to whatever performance requirements, terms and conditions the Committee determines appropriate. The terms of a Unit Award shall be evidenced by a written agreement executed by the Company and the Participant.

11.      Restrictions on Transfer of Stock.

         Stock acquired under the Plan shall be subject to such restrictions and agreements regarding performance, vesting, sale, assignment, encumbrance, or other transfer as the Committee deems appropriate at the time of making an Award.

12.      Use of Proceeds.

         Any cash proceeds realized from the sale of Stock pursuant to the Plan or from the exercise of options granted under the Plan shall constitute general funds of the Company.

13.      Amendment, Suspension or Termination of the Plan.

         (a) The Board may at any time amend, suspend or terminate the Plan as it deems advisable; provided, however, except as provided in paragraph 4, the Board shall not amend the Plan in the following respects without the consent of shareholders then sufficient to approve the Plan in the first instance:

                  (1) to increase the maximum number of shares subject to the Plan; or

                  (2) to change the designation or class of persons eligible to receive Awards under the Plan.

         (b) No Award may be granted during any suspension or after the termination of the Plan, and no amendment, suspension or termination of the Plan shall, without the Participant's consent, alter or impair any rights or obligations under any Award previously made under the Plan.

         (c) This Plan shall terminate 10 years from the date of the most recent amendment approved by the Company's shareholders, unless previously terminated by the Board pursuant to this paragraph.

         (d) Upon a termination of the Plan, the Committee may authorize the surrender by an optionee of all or part of an unexercised option and authorize a payment in consid eration therefor in the same manner as if the Participant had surrendered an option under paragraph 8 regarding stock appreciation rights.

14.      Consideration.

         Payment of the exercise price of an option or payment of any consideration required for a Stock Award granted under this Plan shall be made in cash; provided, however, that the Committee, in its sole discretion, may establish procedures which permit a Participant to pay the exercise or purchase price in whole or in part by delivery (on a form prescribed by the Committee) of an irrevocable direction to a securities broker approved by the Committee to sell shares and deliver all or a portion of the proceeds to the Company in payment for the Stock. The Committee may also establish procedures for the sale of shares of Stock to cover withholding taxes or the withholding of shares of Stock issuable upon exercise of an option to satisfy applicable withholding taxes to the extent permitted by applicable law.

Date Amended and Restated By Company:                March 17, 1997.

Date Approved By Shareholders:                       May 2, 1997.

                                  Exhibit 10.2


                        AMENDMENT TO EMPLOYMENT AGREEMENT


         This is an amendment to that certain Employment Agreement (the "Agree-ment" entered into as of April 21, 1994, by and between Jack J. Agresti (the "Executive") and Guy F. Atkinson Company of California, a Delaware corporation (the "Company").

         WHEREAS the Executive and the Company have entered into the Agreement and now desire to amend Section 4(d) pertaining to the Executive's supplemental pension:

         NOW THEREFORE, the Executive and the Company hereby agree that Section 4(d) of the Agreement shall be amended to read as follows:

                  (d)      Supplemental Pension.

                  (i) If the Executive's employment with the Company and any affiliates terminates before age 65 for any reason other than Cause, death, incapacity or voluntary resignation without Good Reason (as defined in Section 6(b)), the Executive shall be entitled to a monthly benefit equal to the difference between (A) the Executive's actual monthly benefits payable under the Atkinson 1987 Pension Plan and the Excess-Benefit Plan of Guy F. Atkinson Company of California and Participating Companies and (B) the monthly benefits that would be payable under such Plans if the Executive were age 65. The monthly benefit determined under this Section 4(d) shall be payable to the Executive or to any beneficiary who is receiving benefits under the Atkinson 1987 Pension Plan with respect to the Executive, and shall be paid at the same times and in the same form as the monthly benefit under the Atkinson 1987 Pension Plan.

                  (ii) In January of the year following the year in which the Executive (or his beneficiary) elects to begin receiving benefits under the Atkinson 1987 Pension Plan, the Company shall purchase and deliver to the Executive an annuity contract from an insurance company selected by the Company to provide the supplemental pension described in (i) above, if any, as well as the monthly benefit payable to the Executive under the Excess-Benefit Plan of Guy F. Atkinson Company of California and Participating Companies (together, the "Supplemental Pension"), on a net after-tax basis. The amount of annuity shall be calculated so that, after taking into account the exclusion ratio under section 72 of the Internal Revenue Code and any similar state or local income tax provisions, the net after-tax amount retained by the Executive equals the net after-tax amount the Executive would retain if the Company paid the Supplemental Pension to the Executive directly. The Company also shall pay the Executive an amount sufficient to pay all income and employment taxes with respect to the annuity contract, plus all income and employment taxes with respect to such payment (the "Gross-up Payment"), at the time the annuity contract is delivered to the Executive. The Executive shall provide the Company with all information reasonably required to calculate the Executive's marginal income tax brackets in order to calculate the amount of the Supplemental Pension and the Gross-up Payment. The Company and any successor to the Company shall remain liable for any unpaid Supplemental Pension under the annuity contract in the event of the insurance company's default.

         IN WITNESS WHEREOF, each of the parties has executed this amendment, in the case of the Company by its authorized officer, on this 20th day of March, 1997.

                                                  /s/ Jack J. Agresti
                                                        Executive

                                                GUY F. ATKINSON COMPANY
                                                      OF CALIFORNIA



                             By /s/ James D. Stevens
                                    Vice President