Form 10-Q
period 1997-06-30
ATKINSON GUY F CO OF CALIFORNIA
filed 1997-09-23
CIK 8137

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1997

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

       Registrant's telephone number, including area code: (650) 876-1000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Common stock as of September 23, 1997
  Issued and outstanding - 8,987,467 shares

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

3-4      Consolidated Balance Sheets

5        Consolidated Statements of Operations

6        Consolidated Statements of Cash Flows

7-8      Notes to Consolidated Financial Statements

GUY F. ATKINSON COMPANY OF CALIFORNIA
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars except share and per share amounts)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                 June 30,               December 31,
                                                                                                  1997                      1996
                                                                                               (unaudited)
------------------------------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                      $    10,953              $      7,854
Accounts receivable                                                                                127,173                   118,964
Costs and estimated earnings in excess of billings                                                  10,828                    12,511
Inventories and unamortized costs on contracts                                                      52,270                    56,601
Investments in joint ventures                                                                       31,858                    34,076
Deferred income taxes                                                                                  223                       225
Other current assets                                                                                 3,720                     3,986
------------------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                                  237,025                234,217
------------------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment At cost:
     Land                                                                                            2,403                     2,528
     Buildings                                                                                       8,171                    10,232
     Construction equipment                                                                         26,089                    32,928
     Other equipment                                                                                 8,744                     8,314
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                    45,407                    54,002
Less accumulated depreciation                                                                       31,350                    25,341
------------------------------------------------------------------------------------------------------------------------------------


Total property, plant and equipment, net                                                            14,057                    28,661
------------------------------------------------------------------------------------------------------------------------------------



Other assets                                                                                         1,322                     2,345
------------------------------------------------------------------------------------------------------------------------------------


Total assets                                                                                   $   252,404                  $265,223

------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes

GUY F. ATKINSON COMPANY OF CALIFORNIA
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars except share and per share amounts)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                June 30,                December 31,
                                                                                                  1997                      1996
                                                                                               (unaudited)
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable, including current portion of long-term debt                                    $       53,432            $    33,402
Accounts payable                                                                                      89,948                 81,981
Billings in excess of costs and estimated earnings                                                    23,482                 21,422
Accrued federal & foreign income taxes                                                                 9,478                  8,096
Other accrued expenses                                                                                27,562                 21,953
Due to joint ventures                                                                                    272                    588
-----------------------------------------------------------------------------------------------------------------------------------


Total current liabilities                                                                             204,174               167,442
-----------------------------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
Long-term debt, less current portion                                                                   846                    1,210
Deferred income taxes                                                                                  108                      109
Postretirement health care and postemployment benefit obligations                                    7,178                    7,178
-----------------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                                     212,306               175,939
-----------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.01; 2,000,000 shares authorized;
     none issued or outstanding
Common stock, par value $0.01; 20,000,000 shares authorized; 8,987,467 outstanding at June 30, 1997 and
     at December 31, 1996                                                                            1,896                    1,896
Paid-in capital                                                                                     13,262                   13,262
Accumulated translation adjustment                                                                  (4,544)                  (4,526)
Additional pension liability                                                                           (35)                     (35)
Retained earnings                                                                                   29,519                   78,687
-----------------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                          40,098                   89,284
-----------------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                                    $    252,404                 $265,223

-----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes

GUY F. ATKINSON COMPANY OF CALIFORNIA
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands of dollars except share and per share amounts)

------------------------------------------------------------------------------------------------------------------------------------

                                                                             Quarters ended                    Six Months Ended
                                                                                 June 30,                           June 30,
                                                                           1997           1996                1997          1996
------------------------------------------------------------------------------------------------------------------------------------

Revenue                                                                $   111,357    $   128,714         $   231,415   $   227,899
Cost of revenue                                                            138,594        115,787             247,111       206,347
------------------------------------------------------------------------------------------------------------------------------------


Gross margin                                                               (27,237)        12,927             (15,696)       21,552
Restructuring charges                                                        6,906             -                6,906            -
General and administrative expenses                                         10,733         10,113              21,907        19,991
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                              (44,876)         2,814             (44,509)        1,561
Other income (expense)
     Interest income                                                           183            703                 320         1,557
     Interest expense                                                       (1,123)          (152)             (2,002)         (309)
     Miscellaneous                                                            (845)          (375)             (1,058)          247
------------------------------------------------------------------------------------------------------------------------------------

Total other income (expense)                                                (1,785)           176              (2,740)        1,495
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                                          (46,661)         2,990             (47,249)        3,056
Provision for income taxes                                                   1,115          1,406               1,919         1,955
------------------------------------------------------------------------------------------------------------------------------------


Net income (loss)                                                      $   (47,776)   $     1,584         $   (49,168)  $     1,101
------------------------------------------------------------------------------------------------------------------------------------


Net income (loss) per share of common stock                            $     (5.32)   $      0.17         $     (5.47)  $      0.12
------------------------------------------------------------------------------------------------------------------------------------

Average number of shares of common stock equivalents
  utilized in net income (loss) per share calculation                    8,987,000      9,403,000           8,987,000     9,328,000

------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes

GUY F. ATKINSON COMPANY OF CALIFORNIA
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands of dollars except share and per share amounts)

------------------------------------------------------------------------------------------------------------------------------------

Six Months Ended June 30,                                                                                     1997             1996
------------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income (loss)                                                                                       $  (49,168)      $    1,101
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
     Restructuring charges                                                                                   6,906                -
     Depreciation and amortization                                                                           8,293            5,974
     (Gain) on dispositions of property, plant and equipment                                                (1,058)          (2,759)
Changes in operating assets and liabilities:
     Accounts receivable                                                                                    (8,373)         (36,664)
     Inventories and unamortized costs on contracts                                                          4,145           (5,080)
     Investments in joint ventures                                                                           1,880           (5,354)
     Other current assets                                                                                      264           (1,117)
     Accounts payable and accrued expenses                                                                   9,844          (14,646)
     Accrued income taxes                                                                                    1,406            3,715
     Billings in excess of costs and estimated earnings, net                                                 3,757           18,044
     Other, net                                                                                               (158)              56
------------------------------------------------------------------------------------------------------------------------------------

Net cash (used in) operating activities                                                                    (22,262)         (36,730)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Property, plant and equipment expenditures                                                               (666)          (6,637)
     Proceeds from dispositions of property, plant and equipment                                             5,994            5,160
     Increase (decrease) in other assets, net                                                                   18               (1)
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by investing activities                                                                    5,346           (1,478)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Short-term borrowings                                                                                  20,030            2,200
     Long-term debt repayments                                                                                (364)            (293)
     Common stock issuance related to stock option awards                                                        -              422
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                                   19,666            2,329
------------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                                        349              (16)
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                    $    3,099       $  (35,895)

------------------------------------------------------------------------------------------------------------------------------------

Supplementary information:
Cash paid during the year for:
     Interest                                                                                           $    2,004       $      300
     Federal, foreign and state income taxes                                                                   272           (2,258)
------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes

GUY F. ATKINSON COMPANY OF CALIFORNIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

--------------------------------------------------------------------------------

1.  SUBSEQUENT EVENTS

BANKRUPTCY

The company's $55,000 syndicated credit facility matured on June 30, 1997 and has not been renewed. On June 13, 1997, the company was notified of the banks' intention not to renew the credit facility. The company, therefore, fully drew down the credit facility in the amount of $52,530 in borrowings and $2,470 in letters of credit. The company was notified by its banks that, by reason of the maturity of the credit facility, it is in default under the terms of the Credit Agreement, and all amounts outstanding are subject to a default rate of interest, currently equivalent to 11.25% per annum, which default rate is subject to Court approval.

On August 10, 1997, the company, together with its two principal operating subsidiaries, Guy F. Atkinson Company and Guy F. Atkinson Holdings, Ltd., filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. These petitions were filed in the United States Bankruptcy Court for the Northern District of California, and were assigned case numbers 97-33694-TC, 97-33695-TC, and 97-33696-TC.

The company and its subsidiaries are continuing to operate their businesses as debtors-in-possession pursuant to the U.S. Bankruptcy Code.

DEBTOR-IN-POSSESSION FINANCING

On August 25, 1997, the company was authorized by the United States Bankruptcy Court to enter into debtor-in-possession borrowing arrangements with its surety companies to enable the company to finance its bonded construction projects. On September 8, 1997, the company entered into a $60,000 revolving line of credit from its surety companies. This line of credit, which was approved by the Bankruptcy Court on September 12, 1997, bears interest at prime plus 0.75% and is secured by a first priority lien on certain assets on bonded construction projects. The credit line terminates on the earlier of October 31, 1997, the sale of the company, or its emergence from bankruptcy under a confirmed Plan of Reorganization.

POTENTIAL DELISTING

The NASDAQ Stock Market, Inc. has notified the company that the company's common stock could be delisted as a result of the bankruptcy filing and the company's failure, due to such filing, to file with the SEC its quarterly report for the period ended June 30, 1997. The company has made a request for continued listing on the NASDAQ National Market and such request is scheduled to be considered at a hearing on September 25, 1997. While the company believes that with the filing of this quarterly report, it is in compliance with all of the maintenance criteria for NASDAQ National Market issuers, NASDAQ's rules permit it to suspend or terminate the listing of securities of a company that has filed a bankruptcy petition unless it is determined that "the public interest and the protection of investors would be served" by continued listing.

GUY F. ATKINSON COMPANY OF CALIFORNIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

--------------------------------------------------------------------------------



2.  BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying financial statements have been prepared on a going concern basis, under the assumption that assets will be realized, and liabilities discharged, in the normal course of business. Management cannot predict whether or when the company will emerge from bankruptcy. Accordingly, substantial doubt exists as to the company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the realization of settlement or liquidation values for its assets.

The information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

3.  NEWLY ISSUED ACCOUNTING STANDARDS

During 1997, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," No. 129, "Disclosure of Information about Capital Structure," No. 130, "Reporting Comprehensive Income," and No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS), replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 129 consolidates the existing disclosure requirements regarding an entity's capital structure. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components within the financial statements. Comprehensive income is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from nonowner sources. SFAS No. 131 establishes standards for the reporting of information about operating segments in interim financial reports, as well as disclosures concerning products and services, geographic areas and major customers. SFAS Nos. 128, 129, 130 and 131 are effective for financial statements issued for periods ending after December 15, 1997, and accordingly management has not determined the impact on the company's financial statements for the quarter ended June 30, 1997.

4.  INVENTORIES AND UNAMORTIZED COSTS ON CONTRACTS

-----------------------------------------------------------------------------------------------------------------------

The major classifications of inventory are as follows:                   June 30, 1997                December 31, 1996
                                                                          (unaudited)
-----------------------------------------------------------------------------------------------------------------------

Construction materials, parts and supplies                                $    1,747                     $    1,728
Unamortized costs on contracts                                                50,523                         54,873
-----------------------------------------------------------------------------------------------------------------------

                                                                          $   52,270                     $   56,601
-----------------------------------------------------------------------------------------------------------------------

5.  STOCK OPTIONS AND WARRANTS

At June 30, 1997, the company had options outstanding with respect to 1,161,044 shares of common stock at exercise prices ranging from $6.55 to $13.38 per share. The right to exercise these options vests progressively over a four year period commencing with the date of issue and expiring ten years from the date of issue. In addition, there were stock warrants outstanding for 387,500 shares of common stock with an exercise price of $7.00 expiring in 1998.

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

7.  RESTRUCTURING

During the second quarter of 1997, the company recorded restructuring charges of $6,906 in connection with the phasing out of the company's divisional structure, and its restructuring as a single operational entity. This restructuring will result in the elimination of certain offices and the consolidation of certain facilities and support functions. The restructuring charge is made up as follows:

     Consolidation of offices and facilities                      $3,267
     Reductions in staffing levels                                 2,056
     Abandonment of non-productive assets                          1,583
                                                                 -------

                                                                  $6,906
                                                                 -------

8.  LITIGATION AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On August 10, 1997, the company, together with its two principal operating subsidiaries, Guy F. Atkinson Company and Guy F. Atkinson Holdings, Ltd., filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. These petitions were filed in the United States Bankruptcy Court for the Northern District of California, and were assigned case numbers 97-33694-TC, 97-33695- TC and 97-33696-TC. The company and its subsidiaries are continuing to operate their businesses as debtors-in-possession pursuant to the U.S. Bankruptcy Code.

The company's financial statements for the quarter ended June 30, 1997, have been prepared on a going concern basis, under the assumption that assets will be realized, and liabilities discharged, in the normal course of business.
Management cannot predict whether or when the company will emerge from bankruptcy. Accordingly, substantial doubt exists as to the company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the realization of settlement or liquidation values for its assets.

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 1997 VS. QUARTER ENDED JUNE 30, 1996
(in  thousands of dollars except share and per share amounts)

Revenue:

The company's revenue of $111,357 in the second quarter of 1997 decreased by 13 percent from the corresponding $128,714 in the second quarter of 1996. This decrease in revenue was primarily attributable to a decrease in international construction work, which generated no revenues in the second quarter of 1997, compared with $28,000 in the corresponding period of 1996.

The backlog of uncompleted contracts amounted to $643,522 at June 30, 1997, representing an increase of 19 percent over the June 30, 1996 backlog of $540,115. New contract awards for the six month period of 1997 were $265,597, an increase of 110 percent over the $126,344 of new contract awards during the same period in 1996. The effect of the company's Chapter 11 filing on backlog is uncertain.

Gross margin:

The company's gross margin was $(27,237) in the second quarter of 1997, compared with $12,927 in the corresponding period of 1996. Gross margin in the second quarter of 1997 included no contribution from international work, while the 1996 gross margin included a contribution of $3,200. In addition, the 1997 period was negatively impacted by charges totaling $32,900 as noted below:

         Reduction in the carrying value of construction equipment which is in the process of being sold. This charge is to adjust the book value of the equipment to the estimated net sale proceeds.

         Write-off of an investment in a joint venture formed to construct a newsprint de-inking facility. This facility has been shut down by the owner due to unfavorable market conditions, and recovery of the investment is now considered unlikely.

         Cost overruns of $5,000 on four construction contracts which the company does not expect to recover through additional change orders or asserted claims.

         Provision of $18,000 for anticipated losses on two construction projects for which change orders have been presented and included in claims against the client.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Restructuring charges:

During the second quarter of 1997, the company recorded restructuring charges of $6,906 in connection with the phasing out of the company's divisional structure, and its restructuring as a single entity. This restructuring will result in the elimination of certain offices and the consolidation of certain facilities and support functions. The restructuring charge is made up as follows:
         Consolidation of offices and facilities                   $3,267
         Reductions in staffing levels                              2,056
         Abandonment of non-productive assets                       1,583
                                                                  -------

                                                                   $6,906
                                                                  -------


General and administrative expense:

General and administrative expenses of $10,733 in 1997 were 6 percent higher than the corresponding figure of $10,113 in 1996 due to the company's increased business development and construction bidding activities in both domestic and foreign construction markets.

Interest income:

Interest income decreased to $183 in 1997 from $703 in 1996. Interest income in 1996 included $636 earned on an interest-bearing account receivable.

Interest expense:

Interest expense increased to $1,123 in the second quarter of 1997 from $152 in the corresponding 1996 period. This increase was due to the significantly higher level of borrowings during the 1997 period compared with 1996.

Miscellaneous:

Net miscellaneous expense amounted to $845 in 1997, compared with $375 in 1996. The expense for 1997 includes $2,659 related to the write-off of the company's remaining investment in a geothermal property, offset by $2,000 in credits for estimated reductions in environmental loss reserves.

Income taxes and net income:

The company's loss before taxes amounted to $46,661 in the second quarter of 1997, compared with income before taxes of $2,990 in the second quarter of 1996. Income tax expense was $1,115 in 1997 compared with $1,406 in 1996. Income tax expense in 1997 was attributable to certain foreign taxes which the company no longer expects to recover. Income tax expense in 1996 was attributable to a provision for foreign taxes on foreign source income.

The company recorded a net loss of $47,776 for the second quarter of 1997, compared with net income of $1,584 in the corresponding period of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

SIX MONTHS ENDED JUNE 30, 1997 VS. SIX MONTHS ENDED JUNE 30, 1996

Revenue:

Revenue of $231,415 for the six month period of 1997 increased by 2 percent from the corresponding $227,899 in 1996. A decrease in revenue in 1997 of $24,000 related to reduced international construction work was offset by increased revenues in 1997 from domestic projects.

Gross margin:

The company's gross margin was $(15,696) in the six month period of 1997, compared with $21,552 in the same period for 1996. Gross margin in 1997 included $2,800 from international construction projects, compared with $5,400 in 1996. Additionally, 1997 gross margins were negatively impacted by charges totaling $32,900 as noted in the discussion of gross margin for the quarter ended June 30, 1997.

Restructuring charges:

As noted in the discussion of operations for the quarter ended June 30, 1997, the company recorded restructuring charges of $6,906 in connection with the phasing out of the company's divisional structure, and its restructuring as a single operational entity.

General and administrative expense:

General and administrative expenses of $21,907 in 1997 were 10 percent higher than the corresponding figure of $19,991 in 1996 due to the company's increased business development and construction bidding activities in both domestic and foreign markets.

Interest income:

Interest income decreased to $320 in 1997 from $1,557 in 1996. Interest income in 1996 included $1,101 earned on an interest-bearing account receivable.

Interest expense:

Interest expense increased to $2,002 in the second quarter of 1997 from $309 in the corresponding 1996 period. This increase was due to the significantly higher level of borrowings during the 1997 period compared with 1996.

Miscellaneous:

Net miscellaneous expense amounted to $1,058 in 1997, compared with net miscellaneous income of $247 in 1996. The expense for 1997 includes $2,659 related to the write-off of the company's remaining investment in a geothermal property, offset by $2,000 in credits for estimated reductions in environmental loss reserves, while the 1996 income was principally derived from gains from the disposition of surplus property and equipment.

Income taxes and net income:

The company's loss before taxes amounted to $47,249 in the six month period of 1997, compared with income before taxes of $3,056 in the corresponding period of 1996. Income tax expense was $1,919 in 1997 compared with $1,955 in 1996. Income tax expense in both periods was primarily attributable to foreign income taxes on foreign source income, together with state income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The company recorded a net loss of $49,168 for the six month period of 1997, compared with net income of $1,101 in the corresponding period of 1996.


LIQUIDITY AND CAPITAL RESOURCES

The company's liquidity position has deteriorated in 1997 due to its inability to collect certain accounts receivable on a timely basis, combined with protracted negotiations concerning the resolution of certain change orders and claims, whereby the company is seeking to recover additional costs for which it is not contractually responsible.

Specifically, the company has an account receivable of approximately $40,000 relating to a contract to construct the first phase of a continuing care retirement facility in Southern California. This facility was completed in June of 1996, and day-to-day operation of the facility is being performed under the supervision of a court-appointed trustee-in-bankruptcy. As one of the secured creditors, the company has taken an active role in submitting a plan of reorganization for the facility. While there can be no assurance as to the outcome of this matter, based on discussions with potential buyers of the facility, the company believes it will ultimately be successful in recovering the full amount of its receivable, although timing of collection is uncertain.

In addition, the company has accounts receivable of approximately $17,000, and unamortized costs of approximately $23,000 relating to a completed contract to construct a pulp mill in Indonesia. The unamortized costs represent additional costs resulting from schedule delays, contract acceleration and other contract changes beyond the company's control, for which it is seeking reimbursement, while the accounts receivable represent agreed amounts owing for the performance of contract work together with approved change orders. While there can be no assurance as to the collectibility of these amounts, the company expects to be fully reimbursed. The timing of collection will depend upon the progress of negotiations with the owner of the facility and other responsible parties.

Also, the company has accounts receivable including retentions of approximately $9,000, together with unamortized costs and costs and revenues in excess of billings totaling approximately $7,000 relating to an ongoing contract to construct a power plant on an existing lock and dam on the Ohio River. While there can be no assurance as to the collectibility of these amounts, the company expects to be fully reimbursed. The timing of collection will depend upon the progress of the mediation process with the owner of the facility.

Operating activities utilized cash of $22,262 in the six month period of 1997, compared with $36,730 during the corresponding period of 1996.

Cash utilization by operating activities in 1997 was attributable to the net loss for the period, together with increased balances of accounts receivable, partially offset by increased balances of accounts payable and accrued liabilities.

Investing activities generated cash of $5,346 in 1997, compared with net utilization of $1,478 in 1996. During 1997, the company has selectively disposed of surplus properties and equipment that are no longer required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The company's combined net cash deficiency from operations and investing activities amounted to $16,916 in 1997, compared with $38,208 in 1996. This deficiency was financed in 1997 primarily by additional short-term borrowings of $20,030, and, in 1996, primarily by a reduction in cash balances of $35,895.

The company's $55,000 syndicated credit facility matured on June 30, 1997 and has not been renewed. On June 13, 1997, the company was notified of the banks' intention not to renew the credit facility. The company, therefore, fully drew down the credit facility in the amount of $52,530 in borrowings and $2,470 in letters of credit. The company was notified by its banks that, by reason of the maturity of the credit facility, it is in default under the terms of the Credit Agreement, and all amounts outstanding are subject to a default rate of interest, currently equivalent to 11.25% per annum, which default rate is subject to allowance by the Court.

Following unsuccessful negotiations with the banks to amend the credit facility, and with the expectation that the banks would place an administrative freeze on approximately $17,000 of cash balances, the company filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on August 10, 1997, in order to preserve its working capital position.

On August 13 and 25, 1997, the Bankruptcy Court entered orders authorizing the use of cash in the company's bank accounts for the operations of the company's business and the payment of operating expenses through October 31, 1997. The funds available pursuant to these orders amount to $11,800. The next hearing on continued use of cash collateral after October 1997 is scheduled for October 22, 1997.

On September 8, 1997, subject to Bankruptcy Court approval, the company and its surety companies entered into a $60,000,000 debtor-in-possession revolving credit facility to enable the company to finance costs (including related general and administrative costs) associated with its bonded construction projects. The Bankruptcy Court approved this credit facility on September 12, 1997.

The company believes that the availability of cash collateral and the new debtor-in-possession credit facility described above will provide the company with sufficient cash for operations, including its ongoing construction projects, through October 31, 1997. The company also believes that extension of these arrangements beyond that date will provide the company with sufficient cash for operations, including ongoing construction projects, at least through 1997. There can be no assurance, however, that such arrangements will be extended upon terms acceptable to the company, or at all.

The ability of the company to continue to operate its business also requires the ability to bid on or make proposals for new construction work, which, in turn, requires the continuing availability of surety bonds. The company's sureties will consider issuing bonds for potential new construction projects on a case-by-case basis, and there can be no assurance that the company will be able to obtain the issuance of surety bonds to the extent required in order to continue to operate its business.

The company has requested Bankruptcy Court approval to retain Salomon Brothers, Inc. to advise on various strategic and financial alternatives, including a possible sale of the company, a merger, or financing arrangements to recapitalize the company.

CERTAIN INFORMATION CONTAINED HEREIN, MAY BE CONSIDERED FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING THE RISK THAT ACTUAL COSTS INCURRED IN CONNECTION WITH THE

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

COMPANY'S FIXED PRICE CONTRACTS MAY EXCEED BUDGETED COSTS OR MAY EXCEED THE CONTRACT PRICE; THAT THE COMPANY MAY BE UNABLE TO RECOVER FOR CLAIMS IN RESPECT OF COST OVERRUNS; CREDIT RISK INCURRED BY THE COMPANY IN RESPECT OF ITS PROJECTS; THAT THE COMPANY MAY BE UNABLE TO OBTAIN AN ADEQUATE AMOUNT OF NEW CONSTRUCTION PROJECTS; THAT THE COMPANY MAY BE UNABLE TO OBTAIN SURETY BONDS FOR NEW PROJECTS; AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE MADE. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None


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


Date: September 23, 1997