Form 10-Q
period 1997-09-30
ATKINSON GUY F CO OF CALIFORNIA
filed 1997-11-14
CIK 8137

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Common stock as of November 14, 1997
  Issued and outstanding - 8,987,467 shares

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

3-4      Consolidated Balance Sheets

5        Consolidated Statements of Operations

6        Consolidated Statements of Cash Flows

7-8      Notes to Consolidated Financial Statements

GUY F. ATKINSON COMPANY OF CALIFORNIA
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars except share and per share amounts)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                              September 30,             December 31,
                                                                                                  1997                      1996
                                                                                               (unaudited)
------------------------------------------------------------------------------------------------------------------------------------



ASSETS
Current Assets:
Cash and cash equivalents                                                                     $     35,148              $      7,854
Accounts receivable                                                                                126,815                   118,964
Costs and estimated earnings in excess of billings                                                   3,973                    12,511
Inventories and unamortized costs on contracts                                                      73,479                    56,601
Investments in joint ventures                                                                       35,712                    34,076
Deferred income taxes                                                                                    -                       225
Other current assets                                                                                 4,199                     3,986
------------------------------------------------------------------------------------------------------------------------------------


Total current assets                                                                               279,326                   234,217
------------------------------------------------------------------------------------------------------------------------------------



Property, plant and equipment At cost:
     Land                                                                                            2,403                     2,528
     Buildings                                                                                       8,170                    10,232
     Construction equipment                                                                         24,911                    32,928
     Other equipment                                                                                 8,653                     8,314
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                    44,137                    54,002
Less accumulated depreciation                                                                       31,738                    25,341
------------------------------------------------------------------------------------------------------------------------------------


Total property, plant and equipment, net                                                            12,399                    28,661
------------------------------------------------------------------------------------------------------------------------------------



Other assets                                                                                         1,287                     2,345
------------------------------------------------------------------------------------------------------------------------------------


Total assets                                                                                  $    293,012              $    265,223

------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes


                                                                                                                              Page 3

GUY F. ATKINSON COMPANY OF CALIFORNIA
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars except share and per share amounts)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                              September 30,             December 31,
                                                                                                  1997                      1996
                                                                                               (unaudited)
------------------------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable, including current portion of long-term debt                                    $     102,591             $    33,402
Accounts payable                                                                                     77,352                  81,981
Billings in excess of costs and estimated earnings                                                   28,408                  21,422
Accrued federal & foreign income taxes                                                                9,422                   8,096
Other accrued expenses                                                                               32,932                  21,953
Due to joint ventures                                                                                   728                     588
------------------------------------------------------------------------------------------------------------------------------------


Total current liabilities                                                                           251,433                 167,442
------------------------------------------------------------------------------------------------------------------------------------


Non-current liabilities
Long-term debt, less current portion                                                                    826                   1,210
Deferred income taxes                                                                                   108                     109
Postretirement health care and postemployment benefit obligations                                     7,178                   7,178
------------------------------------------------------------------------------------------------------------------------------------


Total liabilities                                                                                   259,545                 175,939
------------------------------------------------------------------------------------------------------------------------------------


Stockholders' Equity
Preferred stock, par value $0.01; 2,000,000 shares authorized;
     none issued or outstanding
Common stock, par value $0.01; 20,000,000 shares authorized; 8,987,467 outstanding at September 30, 1997 and
     at December 31, 1996                                                                             1,896                   1,896
Paid-in capital                                                                                      13,262                  13,262
Accumulated translation adjustment                                                                   (4,578)                 (4,526)
Additional pension liability                                                                            (35)                    (35)
Retained earnings                                                                                    22,922                  78,687
------------------------------------------------------------------------------------------------------------------------------------


Total stockholders' equity                                                                           33,467                  89,284
------------------------------------------------------------------------------------------------------------------------------------


Total liabilities and stockholders' equity                                                      $   293,012             $   265,223

------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes

GUY F. ATKINSON COMPANY OF CALIFORNIA
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands of dollars except share and per share amounts)

------------------------------------------------------------------------------------------------------------------------------------

                                                                            Quarters ended                  Nine Months Ended
                                                                             September 30,                      September 30,
                                                                           1997           1996                1997          1996
------------------------------------------------------------------------------------------------------------------------------------



Revenue                                                                    $95,306       $126,011            $326,721      $353,910
Cost of revenue                                                             90,679        115,067             337,790       321,414
------------------------------------------------------------------------------------------------------------------------------------


Gross margin                                                                 4,627         10,944             (11,069)       32,496
Restructuring charges                                                            -              -               6,906             -
General and administrative expenses                                          9,837         10,318              31,744        30,309
------------------------------------------------------------------------------------------------------------------------------------


Income (loss) from operations                                               (5,210)           626             (49,719)        2,187
Other income (expense)
     Interest income                                                           378            102                 698         1,659
     Interest expense                                                       (1,710)          (582)             (3,712)         (891)
     Miscellaneous                                                              26            773              (1,032)        1,020
------------------------------------------------------------------------------------------------------------------------------------


Total other income (expense)                                                (1,306)           293              (4,046)        1,788
------------------------------------------------------------------------------------------------------------------------------------


Income (loss) before income taxes                                           (6,516)           919             (53,765)        3,975
Provision for income taxes                                                      81            (82)              2,000         1,873
------------------------------------------------------------------------------------------------------------------------------------



Net income (loss)                                                          $(6,597)      $  1,001            $(55,765)     $  2,102
------------------------------------------------------------------------------------------------------------------------------------



Net income (loss) per share of common stock                                $ (0.73)      $   0.11            $   6.20)     $   0.23
------------------------------------------------------------------------------------------------------------------------------------


Average number of shares of common stock equivalents
  utilized in net income (loss) per share calculation                    8,987,000      9,458,000           8,987,000     9,374,000

------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes

GUY F. ATKINSON COMPANY OF CALIFORNIA CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands of dollars except share and per share amounts)

------------------------------------------------------------------------------------------------------------------------------------

Nine Months Ended September 30,                                                                               1997             1996
------------------------------------------------------------------------------------------------------------------------------------


Operating activities
Net income (loss)                                                                                         $(55,765)        $  2,102
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
     Restructuring charges                                                                                   6,906                -
     Depreciation and amortization                                                                           9,048            9,221
     (Gain) on dispositions of property, plant and equipment                                                (1,040)          (3,271)
Changes in operating assets and liabilities:
     Accounts receivable                                                                                    (8,015)         (43,375)
     Inventories and unamortized costs on contracts                                                        (17,065)            (255)
     Investments in joint ventures                                                                          (1,518)         (10,091)
     Other current assets                                                                                        8           (1,290)
     Accounts payable and accrued expenses                                                                   1,617          (19,094)
     Accrued income taxes                                                                                    1,348            2,456
     Billings in excess of costs and estimated earnings, net                                                15,538           (1,723)
     Other, net                                                                                               (191)              95
------------------------------------------------------------------------------------------------------------------------------------

Net cash (used in) operating activities                                                                    (49,129)         (65,225)
------------------------------------------------------------------------------------------------------------------------------------


Cash flows from investing activities:
     Property, plant and equipment expenditures                                                               (763)          (8,534)
     Proceeds from dispositions of property, plant and equipment                                             6,975            9,078
     Increase in other assets, net                                                                           1,058               16
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by investing activities                                                                    7,270              560
------------------------------------------------------------------------------------------------------------------------------------


Cash flows from financing activities:
     Short-term borrowings                                                                                  69,182           28,300
     Long-term debt repayments                                                                                (378)            (465)
     Common stock issuance related to stock option awards                                                        -              577
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                                   68,804           28,412
------------------------------------------------------------------------------------------------------------------------------------


Effect of exchange rate changes on cash                                                                        349              (54)
------------------------------------------------------------------------------------------------------------------------------------


Net increase (decrease) in cash and cash equivalents                                                      $ 27,294         $(36,307)

------------------------------------------------------------------------------------------------------------------------------------

Supplementary information:
Cash paid during the year for:
     Interest                                                                                             $  2,614         $  3,016
     Federal, foreign and state income taxes                                                                   345             (378)
------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes

GUY F. ATKINSON COMPANY OF CALIFORNIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

--------------------------------------------------------------------------------



1.  PETITION FOR RELIEF UNDER CHAPTER 11

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

Under Chapter 11, enforcement of certain secured and unsecured claims against the company that were in existence prior to the filing of the petitions has been stayed while the company and its subsidiaries continue to operate their businesses as debtors-in-possession pursuant to the U.S. Bankruptcy Code.

The company's $55,000 syndicated credit facility matured on June 30, 1997. Prior to maturity, the company had drawn down the full amount of the facility in the sum of $52,530 in borrowings and $2,470 in letters of credit. Such amount remains outstanding. In addition, with the authorization of the United States Bankruptcy Court, the company secured a $60,000 revolving line of credit from its bonding companies.

The United States Bankruptcy Court has approved the company's continued use of the banks' and bonding companies' collateral and cash collateral, in the normal course of business. The right to continued use of collateral and line of credit terminates on the earliest of:

         (i) The effective date of any confirmed Chapter 11 plan
        (ii) The conversion of the case to a Chapter 7 case
       (iii) A sale, merger, or business combination of the company
        (iv) January 30, 1998

Without the continued use of collateral and availability of the line of credit, the company cannot continue as a going concern. The right to continued use of collateral and availability of the line of credit is presently scheduled to expire no later than January 30, 1998. Although the company would expect to file, at the appropriate time, a motion to extend that date, there can be no assurance that the Bankruptcy Court would grant such a motion, and no assurance as to the terms and conditions under which the Bankruptcy Court would do so.

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

Subject to the foregoing, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

GUY F. ATKINSON COMPANY OF CALIFORNIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

--------------------------------------------------------------------------------



3.  NEWLY ISSUED ACCOUNTING STANDARDS

During 1997, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," No. 129, "Disclosure of Information about Capital Structure," No. 130, "Reporting Comprehensive Income," and No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS), replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 129 consolidates the existing disclosure requirements regarding an entity's capital structure. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components within the financial statements. Comprehensive income is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from nonowner sources. SFAS No. 131 establishes standards for the reporting of information about operating segments in interim financial reports, as well as disclosures concerning products and services, geographic areas and major customers. SFAS Nos. 128, 129, 130 and 131 are effective for financial statements issued for periods ending after December 15, 1997, and accordingly management has not determined the impact on the company's financial statements for the quarter ended September 30, 1997.

4.  INVENTORIES AND UNAMORTIZED COSTS ON CONTRACTS

------------------------------------------------------------------------------------------------------------------------------------

The major classifications of inventory are as follows:                  September 30, 1997      December 31, 1996
                                                                            (unaudited)
------------------------------------------------------------------------------------------------------------------------------------


Construction materials, parts and supplies                                  $ 1,809                  $ 1,728
Unamortized costs on contracts                                               71,670                   54,873
------------------------------------------------------------------------------------------------------------------------------------

                                                                            $73,479                  $56,601
------------------------------------------------------------------------------------------------------------------------------------


5.  STOCK OPTIONS AND WARRANTS

At September 30, 1997, the company had options outstanding with respect to 1,161,044 shares of common stock at exercise prices ranging from $6.55 to $13.38 per share. The right to exercise these options vests progressively over a four year period commencing with the date of issue and expiring ten years from the date of issue. In addition, there were stock warrants outstanding for 387,500 shares of common stock with an exercise price of $7.00 expiring in 1998.

6.  EARNINGS PER SHARE

Net primary earnings per share of common stock and common stock equivalents are calculated using the weighted average number of common shares outstanding, plus the net additional number of shares which would be issuable upon the exercise of stock options and warrants, assuming that the company used the proceeds received to repurchase outstanding shares at market prices.

GUY F. ATKINSON COMPANY OF CALIFORNIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

--------------------------------------------------------------------------------



7.  RESTRUCTURING

During the second quarter of 1997, the company recorded restructuring charges of $6,906 in connection with the phasing out of the company's divisional structure, and its restructuring as a single operational entity. This restructuring will result in the elimination of certain offices and the consolidation of certain facilities and support functions, together with a saving of ongoing costs associated with the eliminated offices, facilities and functions. The restructuring charge is made up as follows:

     Consolidation of offices and facilities             $3,267
     Reductions in staffing levels                        2,056
     Abandonment of non-productive assets                 1,583
                                                         ------
                                                         $6,906


8.  LITIGATION AND CONTINGENCIES

On March 7, 1995, a complaint asserting breach of contract and other wrongdoing in connection with the company's sale of its manufacturing subsidiary, Lake Center Industries, Inc., was filed against the company and its financial advisor by an unsuccessful bidder for Lake Center. The plaintiffs allege they have suffered actual damages of $290 in connection with preparing their bid, and also seek to recover $7,000 on a theory of unjust enrichment, together with an additional $10,000 in punitive damages. The company will vigorously defend this suit, which it believes to be without merit. This suit is presently subject to the automatic stay of the United States Bankruptcy Court, and will not proceed until the stay is lifted or the conclusion of the company's Chapter 11 case. The amount of any award to plaintiff would be a general unsecured prepetition obligation of the company subject to the outcome of the company's Chapter 11 case.

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

Under Chapter 11, enforcement of certain secured and unsecured claims against the company that were in existence prior to the filing of the petitions have been stayed while the company and its subsidiaries continue to operate their businesses as debtors-in-possession pursuant to the U.S. Bankruptcy Code.

The company's financial statements for the quarter ended September 30, 1997, have been prepared on a going concern basis, under the assumption that assets will be realized, and liabilities discharged, in the normal course of business. Management cannot predict whether or when the company will emerge from bankruptcy. Accordingly, substantial doubt exists as to the company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the realization of settlement or liquidation values for its assets.


RESULTS OF OPERATIONS
QUARTER ENDED SEPTEMBER 30, 1997 VS. QUARTER ENDED SEPTEMBER 30, 1996 (in thousands of dollars except share and per share amounts)

REVENUE:

The company's revenue of $95,306 in the third quarter of 1997 decreased by 24 percent from the corresponding $126,011 in the third quarter of 1996. This decrease in revenue was primarily attributable to a decrease in international construction work, which generated no revenues in the third quarter of 1997, compared with $30,800 in the corresponding period of 1996.

The backlog of uncompleted contracts amounted to $658,692 at September 30, 1997, representing an increase of 10 percent over the September 30, 1996 backlog of $598,732. New contract awards for the nine month period of 1997 were $376,072, an increase of 21 percent over the $310,972 of new contract awards during the same period in 1996. The effect of the company's Chapter 11 filing on backlog is uncertain. In particular, backlog at September 30, 1997 includes $452,790 representing the company's share of the backlog of uncompleted contracts in which the company is a joint venture participant. In order to maintain its percentage share in these joint ventures, the company is required to contribute capital to joint ventures where necessary to fund joint venture contract obligations. The company is presently in default with respect to its capital contributions to several joint ventures, and is unable to make such contributions without additional financing. If the company fails to maintain its percentage share in these joint ventures, its backlog will be substantially reduced.

GROSS MARGIN:

The company's gross margin was $4,627 in the third quarter of 1997, compared with $10,944 in the corresponding period of 1996. Gross margin in the third quarter of 1997 included no contribution from international work, while the 1996 gross margin included a contribution of $3,071. Additionally, the 1996 period included a gross margin contribution of $1,342 from a cogeneration power project which completed in the second quarter of 1997, while the 1997 period was negatively impacted by $1,239 of costs related to the resolution of construction disputes and the collection of accounts receivable, as noted in the liquidity discussion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

GENERAL AND ADMINISTRATIVE EXPENSE:

General and administrative expenses of $9,837 in 1997 were 5 percent lower than the corresponding figure of $10,318 in 1996. The 1997 period included $1,493 of bankruptcy-related expenses, without which, general and administrative expenses would have been 19% lower than in 1996. The reduction of expenses in the third quarter of 1997 was attributable to the company's restructuring and cost reduction program implemented in the second quarter of 1997.

INTEREST INCOME:

Interest income increased to $378 in 1997 from $102 in 1996, as a consequence of higher average cash balances during 1997.

INTEREST EXPENSE:

Interest expense increased to $1,710 in the third quarter of 1997 from $582 in the corresponding 1996 period. This increase was due to the significantly higher level of borrowings during the 1997 period compared with 1996.

MISCELLANEOUS:

Net miscellaneous income amounted to $26 in 1997, compared with $773 in 1996. The 1996 expense included a gain of $530 from the collection of an account receivable which had previously been written-off as unrecoverable.

INCOME TAXES AND NET INCOME:

The company's loss before taxes amounted to $6,516 in the third quarter of 1997, compared with income before taxes of $919 in the third quarter of 1996. Income tax expense was $81 in 1997 compared with a benefit of $82 in 1996. Income tax expense in 1997 was primarily state and foreign taxes, while the 1996 benefit was attributable to the recovery of income taxes expensesd in prior periods.

The company recorded a net loss of $6,597 for the third quarter of 1997, compared with net income of $1,001 in the corresponding period of 1996.


NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. NINE MONTHS ENDED SEPTEMBER 30, 1996

REVENUE:

Revenue of $326,721 for the nine month period of 1997 decreased by 8 percent from the corresponding $353,910 in 1996. A decrease in revenue in 1997 of $54,251 related to reduced international construction work was partially offset by higher revenues in 1997 from domestic projects.

GROSS MARGIN:

The company's gross margin was $(11,069) in the nine month period of 1997, compared with $32,496 in the same period for 1996. Gross margin in 1997 included $2,978 from international construction projects, compared with $8,494 in 1996. Additionally, 1997 gross margins were negatively impacted by charges totaling $32,900 as noted below:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         A reduction in the carrying value of construction equipment which is in the process of being sold. The charge is to adjust the book value of the equipment to the estimated net sale proceeds.

         The write-off of an investment in a joint venture formed to construct a newsprint de-inking facility. This facility has been shut down by the owner due to unfavorable market conditions, and recovery of the investment is considered unlikely.

         Cost overruns on four construction projects which the company does not expect to recover through additional change orders or asserted claims.

         Provisions for anticipated losses on two construction projects for which change orders have been presented and included in claims against the owner.

RESTRUCTURING CHARGES:

During the second quarter of 1997, the company recorded restructuring charges of $6,906 in connection with the phasing out of the company's divisional structure, and its restructuring as a single operational entity. This restructuring will result in the elimination of certain offices and the consolidation of certain facilities and support functions, together with a saving of ongoing costs associated with the eliminated offices, facilities and functions. The restructuring charge is made up as follows:
         Consolidation of offices and facilities             $3,267
         Reductions in staffing levels                        2,056
         Abandonment of non-productive assets                 1,583
                                                            -------
                                                             $6,906
                                                            -------


GENERAL AND ADMINISTRATIVE EXPENSE:

General and administrative expenses of $31,744 in 1997 were 5 percent higher than the corresponding figure of $30,309 in 1996. The expense for 1997 included $1,493 of bankruptcy- related expenses, without which, general and administrative expenses would have been comparable to 1996.

INTEREST INCOME:

Interest income decreased to $698 in 1997 from $1,659 in 1996. Interest income in 1996 included $1,060 earned on an interest-bearing account receivable.

INTEREST EXPENSE:

Interest expense increased to $3,712 in the nine-month period of 1997 from $891 in the corresponding 1996 period. This increase was due to the substantially higher level of borrowings during the 1997 period compared with 1996.

MISCELLANEOUS:

Net miscellaneous expense amounted to $1,032 in 1997, compared with net miscellaneous income of $1,020 in 1996. The expense for 1997 included $2,659 related to the write-off of the company's remaining investment in a geothermal property, offset by $2,000 in credits for estimated reductions in environmental loss reserves, while the 1996 income included $530 from the collection of an account receivable previously written-off as unrecoverable, together with a gain of $620 from the disposition of surplus property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

INCOME TAXES AND NET INCOME:

The company's loss before taxes amounted to $53,765 in the nine month period of 1997, compared with income before taxes of $3,975 in the corresponding period of 1996. Income tax expense was $2,000 in 1997 compared with $1,873 in 1996. Income tax expense in both periods was primarily attributable to foreign income taxes.

The company recorded a net loss of $55,765 for the nine month period of 1997, compared with net income of $2,102 in the corresponding period of 1996.


LIQUIDITY AND CAPITAL RESOURCES

The company's liquidity position has deteriorated significantly in 1997 due to its inability to collect certain accounts receivable on a timely basis, combined with protracted negotiations concerning the resolution of certain change orders and claims, whereby the company is seeking to recover additional costs for which it is not contractually responsible.

Specifically, the company has an account receivable of approximately $40,000 relating to a contract to construct the first phase of a continuing care retirement facility in Southern California. This facility was completed in June of 1996, and day-to-day operation of the facility is being performed under the supervision of a court-appointed trustee-in-bankruptcy. As one of the secured creditors, the company has taken an active role in proposing a plan of reorganization for the facility. While there can be no assurance as to the outcome of this matter, based on discussions with potential buyers of the facility, the company believes it will ultimately be successful in recovering the full amount of its receivable, although timing of collection is uncertain.

In addition, the company has accounts receivable of approximately $14,600, and a substantial balance of unamortized costs relating to a completed contract to construct a pulp mill in Indonesia. The unamortized costs represent additional costs resulting from schedule delays, contract acceleration and other contract changes beyond the company's control, for which it is seeking reimbursement. The accounts receivable represent agreed amounts owing for the performance of contract work together with approved change orders. The amount collected in respect of the accounts receivable, and the timing of collection will depend upon the progress of negotiations with the owner of the facility and other responsible parties.

Also, the company has accounts receivable, including retentions, of approximately $8,200, together with a substantial balance of unamortized costs relating to an ongoing contract to construct a power plant on an existing lock and dam on the Ohio River. The amount collected in respect of the accounts receivable, and the timing of collection will depend upon the progress of negotiations with the owner of the facility.

Operating activities utilized cash of $49,129 in the nine month period of 1997, compared with $65,225 during the corresponding period of 1996. Cash utilization by operating activities in 1997 was primarily the result of the net loss for the period, while utilization in 1996 was attributable to the increased balances of accounts receivable.

Investing activities generated cash of $7,270 in 1997, compared with $560 in 1996. During 1997, the company has selectively disposed of surplus properties and equipment that are no longer required to be used in its business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The company's combined net cash deficiency from operations and investing activities amounted to $41,859 in 1997, compared with $64,665 in 1996. During 1997, the company financed its deficiency with additional short-term borrowings of $69,182, with the excess being added to operating cash balances. During 1996, the deficiency was financed by a reduction in cash balances of $36,307, combined with additional short-term borrowings of $28,300.

The company's current financing facilities include:

o A $55,000 syndicated credit facility, with interest at prime plus 3/4% per annum, which matured on June 30, 1997 and has not been renewed. Prior to maturity, the company had drawn down the full amount of the facility in the sum of $52,530 in borrowings and $2,470 in letters of credit. Such amounts remain outstanding. The company has been notified by its banks that, by reason of the maturity of the credit facility, it is in default under the terms of the Credit Agreement, and all amounts outstanding are subject to a default rate of interest, currently equivalent to 11.25% per annum, which default rate is subject to allowance by the Court.

o A $60,000 debtor-in-possession credit facility from the company's sureties, with interest at prime plus 3/4% per annum, approved by the United States Bankruptcy Court. The purpose of this facility is to provide financing to ensure the completion of the company's bonded construction projects

The United States Bankruptcy Court has approved the company's continued use of the banks' and bonding companies' collateral and cash collateral, in the normal course of business. The right to continued use of collateral and line of credit terminates on the earliest of:

o       The effective date of a confirmed Chapter 11 plan
o       The conversion of the case to a Chapter 7 case
o       A sale, merger, or business combination of the company
o       January 30, 1998

The company believes that the availability of cash collateral and the debtor-in-possession credit facility described above will provide the company with sufficient cash for operations, including its ongoing construction projects, through January 30, 1998. The company also believes that, in order to continue its operations, including ongoing construction projects, beyond the end of January, 1998, it will require the extension of the above arrangements. There can be no assurance, however, that such arrangements will be extended upon terms acceptable to the company, or at all.

The ability of the company to continue to operate its business also requires the ability to bid on or make proposals for new construction work, which, in turn, requires the continuing availability of surety bonds. The company is presently unable to obtain surety bonds for new projects other than joint ventures, and there can be no assurance that the company will be able to obtain the issuance of surety bonds to the extent required in order to continue to operate its business.

The company has retained Salomon Brothers, Inc. to advise on various strategic and financial alternatives, including a possible sale of the company, a merger, or financing arrangements to recapitalize the company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

ACTUAL COSTS INCURRED IN CONNECTION WITH THE COMPANY'S FIXED PRICE CONTRACTS MAY EXCEED BUDGETED COSTS OR MAY EXCEED THE CONTRACT PRICE; THAT THE COMPANY MAY BE UNABLE TO RECOVER FOR CLAIMS IN RESPECT OF COST OVERRUNS; CREDIT RISK THAT MAY BE INCURRED BY THE COMPANY RELATED TO ITS PROJECTS; THAT PAYMENT OF AMOUNTS DUE TO THE COMPANY MAY BE SUBSTANTIALLY DELAYED DUE TO EVENTS BEYOND THE COMPANY'S CONTROL; THAT THE COMPANY MAY BE UNABLE TO OBTAIN AN ADEQUATE AMOUNT OF NEW CONSTRUCTION PROJECTS; THAT THE COMPANY MAY BE UNABLE TO OBTAIN SURETY BONDS FOR NEW PROJECTS; AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE MADE. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None


(b)      A report  on Form 8-K was  filed on  August  14,  1997,  reporting  the
         Company's  press  release  dated  August  11,  1997,   which  announced
         commencement of Chapter 11 case by the Company.

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


Date: November 14, 1997