Form 10-K
period 1997-12-31
ATKINSON GUY F CO OF CALIFORNIA
filed 1998-06-19
CIK 8137

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year ended December 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   No  X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 31, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,813,077 based on closing sale prices on the NASDAQ National Market System. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of common stock, $0.01 par value, outstanding as of January 31, 1998 was 8,987,467.

                     Description of Company's Present Status

         On August 10, 1997, the Company, together with its two principal operating subsidiaries, Guy F. Atkinson Company and Guy F. Atkinson Holdings, Ltd., filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). These petitions were filed in the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court"), and were assigned case numbers 97-33694-TC, 97-33695-TC, and 97- 33696-TC (the "Bankruptcy Cases"). The filing of the Bankruptcy Cases was necessitated by the Company's deteriorating cash flow situation, by the maturing on June 30, 1997, of the Company's bank lines of credit totaling approximately $55 million, and by the Company's unsuccessful efforts to negotiate renewals of its bank credit lines or otherwise to secure additional financing.

         On  September  8,  1997,  in  order to  finance  its  operations  under
Bankruptcy Court protection, the Company secured a $60 million "debtor-in-possession" loan facility from its sureties (the "Bonding Companies'). In addition, the Company retained Salomon Brothers, Inc. to advise on various strategic and financial alternatives, including a potential business combination. Through Salomon Brothers, Inc., the Company actively pursued the possibility of a sale, merger or other business combination for the Company as a whole or for its assets and business.

         In November 1997, the Company entered into an agreement with Morrison Knudsen Corporation ("MK") pursuant to which MK was to perform a "due diligence" review of the Company's business, assets and liabilities and develop a proposal to the Company for a business combination between MK and the Company, and the Company would pay MK's fees and expenses associated with the transaction. This agreement was subject to Bankruptcy Court approval. In December 1997, the Company's motion for an order authorizing the agreement was denied by the Bankruptcy Court.

         Ultimately, although a number of parties initially expressed interest in a sale, merger or other business combination, no such transaction occurred due to the lack of a buyer or merger partner.

         On January 9, 1998, the Bankruptcy Court approved an Interim Procedures Agreement (the "IPA") with The Clark Construction Group, Inc., ("Clark"). Pursuant to the IPA, the Company engaged Clark as an independent contractor to provide construction management services to the Company on an interim basis.
Clark's services consisted of management of the Company's sole venture construction contracts covered by outstanding completion bonds (the "Bonded Project"). All phases of management were included, including management of subcontractors, scheduling, quality control and inspection. In order to perform these services, Clark was permitted to hire the Company's employees (who had been engaged largely in the same activities--managing the Bonded Projects--while working for the Company). This interim arrangement remained in place through January 31, 1998, on which date the Bonding Companies exercised their right to assume control of the Bonded Projects from the Company. Clark, using the same employees who formerly were employed by the Company, continued to manage the Bonded Projects on behalf of the Bonding Companies.

         On February 4, 1998, the Company and Clark entered into an Asset Purchase Agreement under which Clark would purchase from the Company certain equipment and contracts, the Atkinson name, and all of the Company's intellectual property, goodwill and going concern value. The Asset Purchase Agreement was approved by the Bankruptcy Court on February 6, 1998. Pursuant to the Asset Purchase Agreement, on February 23, 1998, Clark purchased the Atkinson name and the Company's intellectual property, goodwill and going concern value for a purchase price of $1 million. In addition, under the Asset Purchase Agreement Clark agreed that the Company's former employees who had been hired by Clark would be made available to the Company at a cost intended to reflect the cost to Clark of the employees' services, support services required for the employees, and overhead associated with the employees. These employees would be available on an "as needed" basis to assist the company with completion of construction projects (other than the Bonded Projects) and with other activities as well.

         Due to the Company's inability to obtain new surety bonds since the filing of the Bankruptcy Cases, the Company has been unable to take on any new projects since that time.

         Given the Company's inability to consummate a sale or merger transaction as a going concern, and its inability to obtain new financing or undertake new projects, the Company is winding up its business by completing existing projects, resolving pending disputes, and selling all other assets.

         The Company's assets presently consist of claims in respect of various completed construction projects, ongoing construction projects (to the extent such projects may be completed on a profitable basis), joint venture interests in entities formed for the purpose of carrying out construction jobs, certain smaller ongoing businesses, real estate, and other miscellaneous assets. The net amounts to be realized by the Company from the sale or other realization on these assets is unknown at this time.

         Future payments to unsecured creditors whose claims arose prior to the commencement of the Company's Chapter 11 case ("pre-petition creditors") and to shareholders (after pre- petition creditors have been paid in full) will depend on the amount of proceeds, if any, available after payment in full of expenses, unsecured creditors whose claims arose after commencement of the Company's Chapter 11 case ("post-petition creditors"), and secured creditors. There are currently outstanding more than $90 million of secured claims against the Company. The amount of pre-petition claims is difficult to estimate, but it is expected to increase as existing projects are completed. Expenses resulting from the process of winding up the Company's business and the Bankruptcy Cases are also difficult to estimate. As a result, although the Company presently expects that pre-petition creditors will be paid in full and a small amount will be available to distribute to shareholders, this result is subject to substantial uncertainty and possible wide variations. Even relatively small percentage variances in actual outcomes relative to the Company's estimates could result in the Company's shareholders losing their entire investment and pre-petition creditors not receiving payment in full, or any payment at all. There can be no assurance that any amounts at all will be paid to pre-petition creditors or to shareholders.

         The process of winding up the business of the Company will likely take several years, and in all likelihood the amounts, if any, paid or to be paid to pre-petition creditors or shareholders will not be known until virtually the end of the process.

         On March 27, 1998, the Bankruptcy Court appointed Mr. E. Lawrence Hill to act as the Responsible Officer of the Company. The concept of a Responsible Officer arises under the Bankruptcy Code, and the role of a Responsible Officer can vary considerably from case to case depending on the circumstances. In this instance Mr. Hill will be acting essentially as the Chief Executive Officer of the Company. He will report to a four-person Executive Committee composed of one representative from each of the four major parties or constituencies in the Bankruptcy Cases (the Banks, the Bonding Companies, the pre-petition creditors and the Company), but the Executive Committee will not have the authority to override his decisions. Important decisions will be subject to approval of the Bankruptcy Court, and the parties in the case will have an opportunity to object to decisions with which they disagree.

         The time within which the Company has the exclusive right under the Bankruptcy Code to file a plan of reorganization has been extended by the Bankruptcy Court until August 3, 1998. In connection with obtaining such extension, the Company has agreed not to file a plan of reorganization that does not have the support of the Unsecured Creditors Committee (the "Committee"), the Company's principal secured lenders (the "Banks"), and the Bonding Companies without first making a reasonable good faith attempt to meet and confer with such parties. If the Company files a plan that does not have the support of the Committee, the Banks and the Bonding Companies, any of them may file a competing plan, even if the exclusivity period has not expired.

         The Company has requested permission from the Securities and Exchange Commission to modify its public reporting obligations for the term of the Bankruptcy Cases. The Company sought approval to file monthly operating reports prepared for the Bankruptcy Court under cover of Form 8-K, in lieu of the Company's Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. A response to the modified reporting request is expected from the Securities and Exchange Commission in the near future.

         Statements in this report which are prefaced with words such as "expects," "anticipates," "believes" and similar words and other statements of similar sense are forward-looking statements. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances which may or may not be within the Company's control and as to which there can be no firm assurances given. These forward-looking statements, like any other forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Among the risks that could cause actual results to differ materially from those projected or anticipated are risks associated with the outcome of litigation; risks inherent in the construction industry, such as cost overruns, accidents and claims; delays in liquidation of the Company's assets, such as delays in completion of litigation or delays in completion of construction projects; increased administrative expenses as a result of the Bankruptcy Cases or as a result in delays in winding up the Company's business; and changes in market value of assets held for sale.

Item 8.  Financial Statements and Supplementary Data

(a)      Financial Statements


Page

6-7      Consolidated Balance Sheets, as of December 31, 1997 and 1996

8 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

9 Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

10 Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

11-15    Notes to Consolidated Financial Statements





(b)      Financial statement schedules:

         Financial statement schedules are omitted because the conditions requiring their filing do not exist, or because the required information is given in the financial statements, including the notes thereto.

Guy F. Atkinson Company of California
Consolidated Balance Sheets (unaudited)
(in thousands of dollars except share and per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
As of December 31,                                                                                    1997                      1996
------------------------------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets:
Cash and cash equivalents                                                                      $    25,443              $      7,854
Accounts receivable                                                                                120,616                   118,964
Costs and estimated earnings in excess of billings                                                   2,937                    12,511
Inventories and unamortized costs on contracts in progress                                          49,253                    56,601
Investments in joint ventures                                                                       28,309                    34,076
Deferred income taxes                                                                                    -                       225
Other current assets                                                                                 3,741                     3,986
------------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                               230,299                   234,217
------------------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment At cost:
     Land                                                                                            2,552                     2,528
     Buildings                                                                                       8,053                    10,232
     Construction equipment                                                                         12,669                    32,928
     Other equipment                                                                                 8,365                     8,314
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    31,639                    54,002
Less accumulated depreciation                                                                       22,023                    25,341
------------------------------------------------------------------------------------------------------------------------------------
Total property, plant and equipment, net                                                             9,616                    28,661
------------------------------------------------------------------------------------------------------------------------------------
Other assets                                                                                         1,243                     2,345
------------------------------------------------------------------------------------------------------------------------------------

Total assets                                                                                   $   241,158                  $265,223
------------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements


                                                                                                                              Page 6

Guy F. Atkinson Company of California
Consolidated Balance Sheets (unaudited)
(in thousands of dollars except share and per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
As of December 31,                                                                                    1997                      1996
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable, including current portion of long-term debt                                    $   105,359               $    33,402
Accounts payable                                                                                   66,766                    81,981
Billings in excess of costs and estimated earnings                                                 21,249                    21,422
Accrued federal & foreign income taxes                                                              1,231                     8,096
Other accrued expenses                                                                             35,004                    21,953
Due to joint ventures                                                                               1,595                       588
------------------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                         231,204                   167,442
------------------------------------------------------------------------------------------------------------------------------------

Non-current liabilities
Long-term debt, less current portion                                                                  836                     1,210
Deferred income taxes                                                                                   -                       109
Postretirement health care and postemployment benefit obligations                                   7,178                     7,178
------------------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                                 239,218                   175,939
------------------------------------------------------------------------------------------------------------------------------------

Contingencies (Note 16)

Stockholders' Equity
Preferred stock, par value $0.01; 2,000,000 shares authorized;
     none issued or outstanding
Common stock, par value $0.01;  20,000,000 shares  authorized;  8,987,467 issued
     and outstanding at December 31, 1997 and at December 31, 1996                                  1,896                     1,896
Paid-in capital                                                                                    13,262                    13,262
Accumulated translation adjustment                                                                 (3,709)                   (4,526)
Unearned compensation                                                                                   -                         -
Additional pension liability                                                                          (35)                      (35)
Retained earnings                                                                                  (9,474)                   78,687
------------------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                          1,940                    89,284
------------------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                                       $241,158                  $265,223

------------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements


                                                                                                                              Page 7

Guy F. Atkinson Company of California
Consolidated Statements of Stockholders' Equity (unaudited)
(in thousands of dollars except share and per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                        Capital Stock            Accumulated     Unearned   Additional
                                               Number               Paid-in      Translation     Compen-       Pension      Retained
                                            of Shares     Amount    Capital      Adjustment       sation     Liability      Earnings
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                 8,950,824      1,894     13,185        (5,249)          (736)            -        87,894

Changes for the year - 1995:
Net income                                                                                                                    3,609
Cash dividend - $2.00 per share                                                                                             (17,835)
Restricted shares:
     Forfeited                               (33,600)                 (336)                         336
Stock options exercised                       33,930          1        236
Foreign currency translation                                                         803
Additional minimum pension liability                                                                             (344)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                 8,951,154      1,895     13,085        (4,446)          (400)         (344)       73,668

Changes for the year - 1996:
Net income                                                                                                                    5,019
Restricted shares:
     Forfeited                               (40,000)                 (400)                         400
Stock options exercised                       76,313          1        577
Foreign currency translation                                                         (80)
Additional minimum pension liability                                                                              309
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                  8,987,467   $ 1,896   $ 13,262       $(4,526)        $    -     $     (35)    $  78,687

Changes for the year - 1997:
Net income                                                                                                                  (88,161)
Foreign currency translation                                                         817
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                  8,987,467   $ 1,896   $ 13,262       $(3,709)        $    -     $     (35)    $  (9,474)
------------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements


                                                                                                                              Page 8

Guy F. Atkinson Company of California
Consolidated Statements of Operations (unaudited)
(in thousands of dollars except share and per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                                    1997              1996              1995
------------------------------------------------------------------------------------------------------------------------------------

Revenue                                                                               $  370,551          $468,467       $  416,995

Cost of revenue                                                                          406,122           424,217          377,823
------------------------------------------------------------------------------------------------------------------------------------

Gross margin                                                                             (35,571)           44,250           39,172
Restructuring charges                                                                      5,906                 -                -
General and administrative expenses                                                       43,427            39,335           38,551
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                                            (84,904)            4,915              621
Other income (expense)
     Interest income                                                                         963             1,801            3,784
     Interest expense                                                                     (6,664)           (1,684)            (904)

Miscellaneous, net                                                                        (4,061)            1,781            1,249
------------------------------------------------------------------------------------------------------------------------------------

Total other income (expense)                                                              (9,762)            1,898            4,129
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) before taxes                                                               (94,666)            6,813            4,750
Provision (benefit) for income taxes                                                      (6,505)            1,794            1,141
------------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                                     $  (88,161)       $    5,019       $    3,609

------------------------------------------------------------------------------------------------------------------------------------

Net income (loss) per share of common stock                                               $(9.81)           $ 0.54           $ 0.39

------------------------------------------------------------------------------------------------------------------------------------

Average number of shares of common stock and common stock
      equivalents utilized in net income (loss) per share calculation                  8,987,000         9,359,000        9,161,000

------------------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements
                                                                                                                              Page 9


Guy F.  Atkinson  Company of  California
Consolidated  Statements of Cash Flows (unaudited)
(in thousands of dollars except share and per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
As of December 31,                                                                          1997              1996           1995
------------------------------------------------------------------------------------------------------------------------------------

Operating activities
Net income (loss)                                                                      $ (88,161)        $   5,019      $   3,609

Adjustments to reconcile  net income to net cash provided by (used in) operating activities:
     Restructuring charges                                                                 5,906                 -              -
     Depreciation, depletion and amortization                                             10,673             4,693          6,666
     Deferred income taxes                                                                   113              (451)           444
     (Gain) on dispositions of property, plant and equipment                                  76            (3,724)        (3,028)
Changes in operating assets and liabilities:
     Accounts receivable                                                                  (2,548)          (42,832)       (43,080)
     Inventories and unamortized costs on contracts                                        6,331           (35,619)          (963)
     Investments in joint ventures                                                         6,659            (1,957)         8,845
     Other current assets                                                                    237             1,257         (2,089)
     Accounts payable and accrued expenses                                                (5,222)          (10,524)        46,353
     Accrued income taxes                                                                 (6,738)            3,076         (1,877)
     Billings in excess of costs and estimated earnings, net                               9,480            17,377        (21,033)
     Other, net                                                                             (148)             (425)          (259)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                      (63,342)          (64,110)        (6,412)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Property, plant and equipment expenditures                                             (924)          (10,016)       (23,022)
     Proceeds from dispositions of property, plant and equipment                           7,269             9,609          7,791
     Increase (decrease) in other assets, net                                              1,102                 8             40
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                        7,447              (399)       (15,191)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Short-term borrowings (repayments), net                                              72,309            32,500              -
     Proceeds of long-term borrowings                                                          -                50            812
     Long-term debt repayments                                                              (727)             (700)          (911)
     Common stock issuance related to stock option awards                                      -               577            237
     Cash dividends paid                                                                       -                 -        (17,835)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                       71,582            32,427        (17,697)
------------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                    1,902               132            663
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                   $  17,589          $(31,950)     $ (38,637)

------------------------------------------------------------------------------------------------------------------------------------

Supplementary information:
Cash paid during the period for:
     Interest                                                                          $   3,118         $   3,826      $     553
     Federal, foreign and state income taxes                                                (138)              561          2,563

------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

                                                                                                                             Page 10

Guy F. Atkinson Company of California Notes to unaudited
Consolidated Financial Statements
(in thousands of dollars except share and per share amounts)

--------------------------------------------------------------------------------

1.   Chapter 11 Proceedings and Basis of Financial Statement Presentation

On August 10, 1997, the Company filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Subsequent to that date, the Company has been operating its business as a debtor-in-possession subject to the jurisdiction of the U.S. Bankruptcy Court for the Northern District of California. For a description of the Company's present status, please refer to the portion of the Company's report for the year ended December 31, 1997, on Form 10-K, under the heading "Description of Company's Present Status."

On February 6, 1998, the U.S. Bankruptcy Court approved the sale of certain assets of the Company to the Clark Construction Group, Inc., pursuant to an asset purchase agreement. Under this agreement the Clark Construction Group, Inc., acquired the name, intellectual property, goodwill and going concern value of the Company.

As a consequence of the aforementioned transaction, the Company is no longer bidding on new construction projects, and is seeking to complete its existing backlog of contracts and conclude the sale of its remaining assets in an orderly fashion.

The consolidated financial statements of the Company have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," and have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates continuity of operations, realization of assets and the liquidation of liabilities and commitments in the normal course of business.

The bankruptcy filing, together with the sale of certain assets described above and the losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, the ability of the Company to generate sufficient cash from the completion of its remaining backlog of construction contracts, and from the sale of its assets, as well as the ability to continue to use cash and other collateral. The Company's ability to continue to use cash and other collateral depends upon the consent of its banks and other secured and unsecured creditors.

THESE FINANCIAL STATEMENTS HAVE BEEN PREPARED ON THE BASIS THAT THE COMPANY IS A "GOING CONCERN." THE COMPANY IS NOT A "GOING CONCERN" AND IN FACT IS PRESENTLY IN THE PROCESS OF WINDING UP ITS BUSINESS. THE INFORMATION CONTAINED IN THESE FINANCIAL STATEMENTS IS BASED ON HISTORICAL INFORMATION AND HAS BEEN PREPARED AND IS PRESENTED ON THE SAME BASIS AS THE COMPANY'S FINANCIAL STATEMENTS FOR PRIOR PERIODS. THE ACTUAL AMOUNTS REALIZED FROM THE ASSETS OF THE COMPANY MAY VARY WIDELY FROM THE AMOUNTS SHOWN ON THESE FINANCIAL STATEMENTS, AND THE COMPANY WILL INCUR SUBSTANTIAL COSTS IN ORDER TO REALIZE SUCH AMOUNTS. NO INFERENCE MAY BE DRAWN FROM THESE FINANCIAL STATEMENTS ABOUT AMOUNTS, IF ANY, THAT ULTIMATELY WILL BE AVAILABLE TO DISTRIBUTE TO THE COMPANY'S CREDITORS AND SHAREHOLDERS.

Guy F. Atkinson Company of California
Notes to unaudited  Consolidated Financial Statements
(in thousands of dollars except share and per share amounts)

--------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies

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

Inventories and Unamortized Costs on Contracts

Inventories are valued at the lower of cost (principally first-in, first-out) or market prices. Unamortized costs on contracts include the cost of plant and project facilities to be absorbed over the life of the projects, the estimated value of recoverable assets, and costs related to unpriced change orders and claims for additional contract compensation to the extent their recovery is probable. The amount of costs relating to unpriced change orders and claims that is included in inventories and unamortized costs on contracts is the lesser of the actual amount of costs incurred or the estimated amount that is recoverable as additional compensation. These

Guy F. Atkinson Company of California
Notes to unaudited  Consolidated Financial Statements
(in thousands of dollars except share and per share amounts)

--------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies, continued

estimates are based upon management's expectations regarding the probability of future recovery and may be subject to revision in the normal course of business.

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


3.   Cash and Cash Equivalents

--------------------------------------------------------------------------------
Cash and cash equivalents consist of the following:   1997                  1996
--------------------------------------------------------------------------------

Investment-grade commercial paper                    6,814                 1,770
Cash balances                                       18,629                 6,084
--------------------------------------------------------------------------------

Total cash and short-term investments           $   25,443            $    7,854
--------------------------------------------------------------------------------


4.   Accounts Receivable

Accounts receivable include retained percentages of $31,174 and $31,044 at December 31, 1997 and 1996 respectively. The amount for 1997 is expected to be collected during 1998 and later years.

Guy F. Atkinson Company of California Notes to unaudited
Consolidated Financial Statements
(in thousands of dollars except share and per share amounts)


5.   Inventories and Unamortized Costs on Contracts

--------------------------------------------------------------------------------

The major classifications of inventory are as follows:   1997               1996
--------------------------------------------------------------------------------


Construction materials, parts and supplies         $    2,724         $    1,728
Unamortized costs on contracts                         46,529             54,873
--------------------------------------------------------------------------------

                                                   $   49,253         $   56,601
--------------------------------------------------------------------------------


Unamortized costs on contracts include $32,472 (1996 - $8,500) of costs relating to claims, and $10,882 (1996 - $41,767) of costs relating to unapproved change orders.


6.    Miscellaneous Income (Expense)

Miscellaneous income (expense) includes those items of income and expense which are not derived from operations. This category consists of gains or losses from the disposition of property, plant, and equipment, foreign exchange gains or losses, and gains or losses resulting from other non-operating items.

Miscellaneous income (expense) in 1997, includes a loss of $2,659 related to the write-off of the company's remaining investment in a geothermal property, together with $2,009 in foreign exchange losses.

Miscellaneous income (expense) in 1996, includes gains of $1,761 on property dispositions.


7.  Litigation and Contingencies

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

On March 7, 1995, a complaint asserting breach of contract and other wrongdoing in connection with the Company's sale of its manufacturing subsidiary, Lake Center Industries, Inc., was filed against the Company and its financial advisor by an unsuccessful bidder for Lake Center. The plaintiffs allege they have suffered actual damages of $290 in connection with preparing their bid, and also seek to recover $7,000 on a theory of unjust enrichment together with an additional $10,000 in punitive damages. The Company believes this suit to be without merit.

Guy F. Atkinson Company of California Notes to unaudited
Consolidated Financial Statements
(in thousands of dollars except share and per share amounts)

--------------------------------------------------------------------------------


7.  Litigation and Contingencies, continued


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

--------------------------------------------------------------------------------

The following is a summary of environmental liabilities:   1997             1996
--------------------------------------------------------------------------------

Reserves for anticipated environmental remediation
 obligations                                          $   2,269        $   2,269
Less expenditures to date                                   875              390
--------------------------------------------------------------------------------

                                                      $   1,394        $   1,879
--------------------------------------------------------------------------------


8.  Quarterly Financial Data - Unaudited

--------------------------------------------------------------------------------------------------------------------

1997                                                             1st Quarter  2nd Quarter   3rd Quarter  4th Quarter
--------------------------------------------------------------------------------------------------------------------

Revenue                                                          $ 120,058    $ 111,357     $ 95,306     $  43,830
--------------------------------------------------------------------------------------------------------------------

Gross margin                                                        11,541      (27,237)       4,627       (24,502)
--------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                $  (1,392)   $ (47,776)    $ (6,597)    $ (32,396)
--------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------

Net income (loss) per share of common stock                      $   (0.15)   $   (5.32)    $  (0.73)    $   (3.61)
--------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------
1996                                                             1st Quarter  2nd Quarter   3rd Quarter  4th Quarter
--------------------------------------------------------------------------------------------------------------------

Revenue                                                          $  99,185    $ 128,714     $126,011     $ 114,557
--------------------------------------------------------------------------------------------------------------------

Gross margin                                                         8,625       12,927       10,944        11,754

--------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                $    (483)   $   1,584     $  1,001     $   2,917
--------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------

Net income (loss) per share of common stock                      $   (0.05)   $    0.17     $   0.11     $    0.31
--------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------

1995                                                             1st Quarter  2nd Quarter   3rd Quarter  4th Quarter
--------------------------------------------------------------------------------------------------------------------

Revenue                                                          $  89,738    $  86,434     $ 91,364     $ 149,459
--------------------------------------------------------------------------------------------------------------------

Gross margin                                                         6,938        7,264       10,818        14,152

--------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                $    (987)   $     721     $  1,215     $   2,660
--------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------

Net income (loss) per share of common stock                      $   (0.11)   $    0.08     $   0.13     $    0.29
--------------------------------------------------------------------------------------------------------------------

                                                                                                             Page 15

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GUY F. ATKINSON COMPANY OF CALIFORNIA



                                   By: /s/ John F. Whitsett
                                       John F. Whitsett
                                       Chief Executive Officer
                                       Chairman of the Board


Date: June 18, 1998